Form 10-Q
period 2004-06-30
EQUINOX HOLDINGS INC
filed 2004-09-27
CIK 1131608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM          TO          .

COMMISSION FILE NUMBER  333-112531

EQUINOX HOLDINGS, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	13-4034296
(STATE OR OTHER JURISDICTION OF INCORPORATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

895 BROADWAY NEW YORK, NEW YORK 10003 TELEPHONE: (212) 677-0181
(ADDRESS, ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF REGISTRANTS PRINCIPAL EXECUTIVE OFFICE.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes           ☒ No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

☐ Yes           ☒ No

As of August 3, 2004 there were 9,438,247 shares of Common Stock outstanding.

EQUINOX HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

EQUINOX HOLDINGS, INC.

Consolidated Condensed Balance Sheets

(in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash	$37,485	$42,709
Marketable securities	—	70
Accounts receivable - members, less allowance for doubtful accounts of $104 and $89, respectively	1,675	1,546
Due from affiliated entities	463	—
Deferred income taxes	2,319	2,526
Prepaid expenses and other current assets	9,045	8,970
Total current assets	50,987	55,821
Property and equipment, net	126,435	114,628
Deferred income taxes	4,375	4,375
Other assets	5,143	5,015
Goodwill, net	2,503	2,503
Deferred financing costs, net	6,954	6,961
Total assets	$196,397	$189,303
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,000	$1,087
Accrued expenses	7,948	4,248
Due to affiliated entities	—	787
Deferred revenue	27,885	24,966
Current installments of long-term debt	59	123
Current installments of capital lease obligations	1,125	1,252
Total current liabilities	38,017	32,463
Deferred revenue	598	495
Long-term debt, excluding current installments	161,416	161,501
Capital lease obligations, net of current installments	898	1,123
Deferred rent	18,685	16,206
Common stock put warrants	8,088	9,654
Due to founding stockholders	3,204	2,936
Total long term liabilities	192,889	191,915
Total liabilities	230,906	224,378

Stockholders’ deficit:
Common stock	94	94
Additional paid-in capital	82,920	82,920
Accumulated other comprehensive income	—	14
Accumulated deficit	(117,523)	(118,103)
Total stockholders’ deficit	(34,509)	(35,075)
Total liabilities and stockholders’ deficit	$196,397	$189,303

See accompanying notes to unaudited consolidated condensed financial statements.

EQUINOX HOLDINGS, INC.

Unaudited Consolidated Condensed Statements of Income

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues:
Membership fees	$23,350	$19,043	$45,065	$36,047
Personal training	8,088	6,539	15,361	12,550
Other revenue	5,042	4,370	9,562	8,052
Total revenue	36,480	29,952	69,988	56,649
Expenses:
Compensation and related expenses	14,623	12,075	29,085	23,504
Rent and occupancy	5,301	3,856	10,213	8,129
General and administrative	7,958	5,678	16,742	10,609
Related-party management fees and expenses	2	111	404	544
Depreciation and amortization	3,084	2,331	6,020	4,584
Total operating expenses	30,968	24,051	62,464	47,370
Income from operations	5,512	5,901	7,524	9,279
Other income (expense):
Interest expense	(4,405)	(3,812)	(8,196)	(7,753)
Interest income	109	26	160	62
Other income (expense)	853	(392)	1,567	(392)
Total other expense	(3,443)	(4,178)	(6,469)	(8,083)
Income before provision for income taxes	2,069	1,723	1,055	1,196
Provision for income taxes	(931)	(775)	(475)	(538)
Net income	$1,138	$948	$580	$658

See accompanying notes to unaudited consolidated condensed financial statements.

EQUINOX HOLDINGS, INC.
Unaudited Consolidated Condensed Statements of Cash Flows
(in thousands)

	For the Six Months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$580	$658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,020	4,584
Allowance for doubtful accounts, net of write-offs	(8)	21
Interest expense	663	1,900

Changes in fair market value of common stock put warrants	(1,566)	404

Accretive interest expense related to payable to founding stockholders	269	385

Deferred rent	1,216	1,240
Deferred income taxes	207	(1,640)
Changes in operating assets and liabilities:
Accounts receivable - members	(121)	(42)
Due (to) from affiliated entities, net	(1,249)	474
Prepaid expenses and other current assets	(76)	572
Other assets	(128)	757
Accounts payable	(86)	(345)
Accrued expenses	3,733	2,361
Deferred revenue	3,021	3,332
Net cash provided by operating activities	12,475	14,661
Cash flows from investing activities:
Redemption (purchase) of marketable securities	56	(5)
Purchases of property and equipment	(16,151)	(11,810)
Net cash used in investing activities	(16,095)	(11,815)
Cash flows from financing activities:
Proceeds from long-term debt	—	25,000
Payment of deferred financing costs	(659)	(2,430)

Proceeds from issuance of common stock to existing shareholders for cash	—	10,000
Repayment of note payable	(184)	(17,840)
Repayment of capital lease obligations	(761)	(902)
Net cash (used) provided by financing activities	(1,604)	13,828
Net (decrease) increase in cash and cash equivalents	(5,224)	16,674
Cash at beginning of year	42,709	1,245
Cash at end of year	$37,485	$17,919
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$7,304	$2,977
Income taxes	5	1,256
Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations entered into for fitness equipment	410	824
Deferred rent capitalized during build-out	1,263	962

See accompanying notes to unaudited consolidated condensed financial statements.

EQUINOX HOLDINGS, INC.

Notes to Consolidated Condensed Financial Statements

(unaudited)

(1) Description, Organization and Development of Business

(a)           Description of Business

Equinox operates upscale, full-service fitness clubs that offer an integrated selection of Equinox-branded programs, services and products. We currently operate twenty-two fitness clubs: seventeen in the New York City metropolitan area, two in Los Angeles and three in the Chicago area. In addition, we have seven new locations under development, consisting of two in the New York City metropolitan area in Mamaroneck and Great Neck. Mamaroneck is scheduled to be opened in early 2005 and Great Neck is scheduled for early 2006. The other five located in California are in Santa Monica, two in San Francisco, Newport Beach and Westwood, California projected to be opened during late 2004 and early 2005. We cluster clubs near the highest concentrations of our target members’ areas of both employment and residence, typically in densely populated major metropolitan regions. Our target member is a well-educated professional between 25 and 55 years of age with significant discretionary income and who considers fitness an essential part of their active lifestyle.

(b)           Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Registration Statement pursuant to Rule 424(b)(3) on Form S-4 for the year ended December 31, 2003 filed with the Securities and Exchange Commission on August 12, 2004.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

(2) Comprehensive Income

The Company complies with the provisions of SFAS No. 130, Reporting Comprehensive Income, which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners. Comprehensive income is the total of net income and all other non-owner changes in equity (other comprehensive income) such as unrealized gains or losses on securities classified as available-for-sale. Comprehensive income was $986,954,  $662,769, $1,137,811 and $566,369 for the three and six months ended June 30, 2003 and 2004, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Equinox

Equinox operates upscale, full-service fitness clubs with spas in the New York City metropolitan area, with growing operations in Los Angeles and Chicago. We currently operate twenty-two fitness clubs: seventeen in the New York City metropolitan area, two in Los Angeles and three in Chicago. During 2003 the Company opened four new clubs.

During the first six months of 2004, we opened three of our twenty-two clubs currently in operation. In January 2004, we opened two, one in New York City and the other in Chicago and in late June 2004 we opened an additional club in the New York City metropolitan area. In addition, we have seven new locations under development, consisting of two in the New York City metropolitan area in Mamaroneck and Great Neck. Mamaroneck and Great Neck are scheduled to be opened in early 2005 and early 2006, respectively. The other five are located in California in Santa Monica, two in San Francisco, Newport Beach and Westwood, and are projected to be opened during late 2004 and early 2005. As of June 30, 2004 we had approximately 71,000 members. We will begin consolidating the results of Eclipse Development Corporation, a variable interest entity as defined by FASB Interpretation No. 46 for the year ended December 31, 2005. The consolidation of Eclipse Development Corporation will not materially effect our statement of operations or financial position.

As used in this section the terms listed below have the following meanings:

Revenue.    As club memberships are sold, each member is charged an initiation fee as well as membership dues. The initiation fee is due up front and amortized over an estimated membership life of 24 months, commencing with the first month of the new member contract. The initial contract period is twelve months. Membership dues for members who pay annual dues up-front (both new membership sales and membership renewals) are amortized over a 12-month period commencing with the first month of the new member contract or renewal contract, as applicable. Membership dues for members who pay monthly are recognized in the period in which facility access is provided.

Sales commissions and other direct expenditures paid with regard to deferred membership revenue are amortized over the period in which the related revenue is recognized as income. Deferred costs do not exceed related deferred revenue for the periods presented. Such costs are amortized over the life of the membership agreement. Revenues for ancillary services are recognized as services are performed. The Company recognizes revenue from merchandise sales upon delivery to the customer. Other income, which consists of license fees paid to the Company under concession and operating agreements, is recognized on a periodic basis according to these agreements.

Compensation and Related Expenses.    Compensation and related expenses is comprised of all operations and general and administrative salaries, bonus, commissions, recruiting expenses and related payroll taxes, and benefits. Compensation and related expenses are expensed as incurred.

Rent and Occupancy.    Rent and occupancy expense is comprised of rent, real estate taxes and other facilities costs for all of our health clubs and general and administrative offices. Rent and occupancy expenses are expensed as incurred, except for those costs that are capitalized during the build-out of each respective fitness club.

General and Administrative Expense.    General and administrative expenses consist primarily of costs for general corporate functions including accounting and legal, bad debt expense, club supplies, utilities, marketing and promotional expenses comprised of professional fees, utilities, and club supplies. General and administrative expenses are expensed as incurred.

Our fixed costs include rent, certain payroll expenses, utilities, janitorial expenses and depreciation. Our variable costs include commissions and other payroll expenses, advertising and supplies. Cost of goods sold for our retail business represents a small portion of our total operating expenses and is included in general and administrative expenses. We refer to “club contribution” as the excess of a club’s revenues over its operating expenses (operating income before depreciation and other non-cash expenses and allocation of corporate expenses).

When we open a new fitness club, our fixed costs increase (as do our variable costs to some degree), but without the membership revenue base of a mature fitness club. As a new fitness club increases its membership base, fixed costs are typically spread over an increasing revenue base and its club contribution tends to improve. Based on our experience, revenues of a fitness club increase significantly during its first four years of operation. By the end of the first full year of operations, a fitness club has typically achieved modest club contribution. By the end of the second full year of operations, a fitness club has typically generated significantly better club contribution as the member base grows with minimal incremental fixed operating costs. By the end of the fourth full year of operations, a typical fitness club has matured, with memberships at or near capacity.

The following table illustrates our fitness club locations, opening dates and months of operations for the three and six months ended June 30, 2004 and 2003:

	Date Club	Three Months Ended June 30,		Six Months Ended June 30,
Name	Opened	2003	2004	2003	2004
Equinox 76th Street, Inc.	09/23/91	3	3	6	6
Broadway Equinox, Inc.	11/27/93	3	3	6	6
Equinox 92nd Street, Inc.	11/08/95	3	3	6	6
Equinox 85th Street, Inc.	08/27/96	3	3	6	6
Equinox 63rd Street, Inc.	12/11/97	3	3	6	6
Equinox White Plains Road, Inc.	04/08/99	3	3	6	6
Equinox 54th Street, Inc.	05/03/99	3	3	6	6
Equinox 50th Street, Inc.	02/03/00	3	3	6	6
Equinox 43rd Street, Inc.	03/09/00	3	3	6	6
Equinox Wall Street, Inc.	11/30/00	3	3	6	6
Equinox 44th Street, Inc.	12/23/00	3	3	6	6
Equinox Pasadena, Inc.	11/28/01	3	3	6	6
Equinox Greenwich Avenue, Inc.	12/30/01	3	3	6	6
Equinox Darien, Inc.	12/12/02	3	3	6	6
Equinox Lincoln Park, Inc.	12/30/02	3	3	6	6
Equinox Tribeca, Inc.	03/22/03	3	3	6	6
Equinox Woodbury Inc.	04/01/03	3	3	6	6
Equinox West Hollywood, Inc.	07/02/03	—	3	—	6
Equinox Gold Coast, Inc. (900N Michigan)	12/24/03	—	3	—	6
Equinox Highland Park, Inc.	01/29/04	—	3	—	5
Equinox Columbus Centre, Inc.	01/31/04	—	3	—	5
Equinox Roslyn, Inc.	06/22/04	—	—	—	—
Total Months of club operations		51	63	102	124

Currently, thirteen of our twenty-two fitness clubs have been in operation for less than 48 months. Based on the historical performance of our mature fitness clubs, we expect that, even in difficult economic times, our newer fitness clubs will grow significantly faster over the first four years than our average mature fitness club, while requiring only a minimal level of maintenance capital expenditures. We expect growth in revenues to continue as recently opened fitness clubs continue to mature. In addition, we expect growth in revenues as we implement long-term strategic plans to expand the brand with new clubs in existing markets and selected new markets and with new programs, services and products. However, we expect significant variability in our results as we implement our plans to bring our total fitness clubs up to approximately 40 by the end of 2006, as our mix of newer and more mature clubs varies.

For purposes of comparison on a “same-store basis,” we refer to “comparable fitness clubs” as those clubs that were operated by us for the entire period presented and for the entire comparable period of the preceding year. We use “total months of club operations” as one measure of the number of fitness clubs operating in a given period. We define “total months of club operations” as the aggregate number of full months of operation during a given period for the fitness clubs open at the end of such period. Because new fitness club openings result in a total increase in fixed and variable costs, an increase in total months of club operations can signal significant increases in our operating costs.

Results of Operations

The following table sets forth our results of operations as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	% of Revenue		% of Revenue
Revenues:
Membership fees	64.0%	63.6%	64.4%	63.6%
Personal training	22.2%	21.8%	21.9%	22.2%
Other revenue	13.8%	14.6%	13.7%	14.2%

Total revenue	100.0%	100.0%	100.0%	100.0%

Expenses:
Compensation and related expenses	40.1%	40.3%	41.6%	41.5%
Rent and occupancy	14.5%	12.9%	14.6%	14.4%
General and administrative	21.8%	19.0%	23.9%	18.7%
Related-party management fees and expenses	0.0%	0.4%	0.6%	1.0%
Depreciation and amortization	8.5%	7.8%	8.6%	8.1%

Total operating expenses	84.9%	80.3%	89.2%	83.6%

Income from operations	15.1%	19.7%	10.8%	16.4%

Other income (expense):
Interest expense	-12.0%	-12.7%	-11.7%	-13.7%
Interest income	0.3%	0.1%	0.2%	0.1%
Other income (expense)	2.3%	-1.3%	2.2%	-0.7%

Total other expense	-9.4%	-13.9%	-9.3%	-14.3%

Income before provision for income taxes	5.7%	5.8%	1.5%	2.1%

Provision for income taxes	-2.6%	-2.6%	-0.7%	-0.9%

Net income	3.1%	3.2%	0.8%	1.2%

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Revenues.    Total revenues were $36.5 million for the three months ended June 30, 2004 compared to $30.0 million for the three months ended June 30, 2003, an increase of $6.5 million or 21.8%. Membership fees increased to $23.3 million for the three months ended June 30, 2004, an increase of $4.3 million or 22.6% from $19.0 million for the prior year’s second quarter. Personal training revenue increased to $8.1 million for the three months ended June 30, 2004, an increase of $1.5 million or 23.7% from $6.5 million for the prior year’s second quarter. Other revenue increased to $5.0 million for the three months ended June 30, 2004, an increase of $672,000 or 15.4% from $4.4 million for the prior year’s second quarter. These increases in revenue are due to an increase in membership base and a slight increase in our monthly dues. Our membership base of 71,000 at June 30, 2004 represented an increase of approximately 12,000 or 20.3% from 59,000 as of June 30, 2003. This increase in members is predominantly from new and recently opened clubs. There were twenty-two clubs open as of June 30, 2004 compared to seventeen as of June 30, 2003.

Compensation and Related Expenses.    Compensation and related expenses increased to $14.6 million for the three months ended June 30, 2004, an increase of $2.5 million or 21.1% from $12.1 million for the prior year’s second quarter. This increase was due to a 16.9% increase in employees to 2,324 at June 30, 2004 from 1,988 at June 30, 2003 and a 23.5% increase in total months of club operations to 63 months for the three months ended June 30, 2004 from 51 months for the prior year’s second quarter. In addition, our personal trainer’s wages increased consistently with the increase in our personal training revenue. As a percentage of total revenue, compensation and related expenses decreased slightly to 40.1% from 40.3%.

Rent and Occupancy.    Rent and occupancy expense increased to $5.3 million for the three months ended June 30, 2004, an increase of $1.4 million or 37.5% from $3.9 million for the prior year’s second quarter. This increase was due to our five new clubs opened between July 2003 and June 2004, which represents a 23.5% increase in total months of club operations to 63 for the three months ended June 30, 2004 from 51 for the prior year’s second quarter. In addition we experienced an increase in property taxes. As a percentage of total revenue, rent and occupancy expenses increased to 14.5% from 12.9% for the prior year’s second quarter. This increase is due to recently opened clubs that incur fixed rent and occupancy expense and have not yet reached maximum membership capacity.

General and Administrative Expenses.    General and administrative expenses increased to $8.0 million for the three months ended June 30, 2004, an increase of 40.1% from $5.7 million for the prior year’s second quarter. This increase is due to $171,000 in additional expense associated with our ancillary products, an increase in utilities of $239,000 an increase of $341,000 for professional fees, a $349,000 increase in repairs and maintenance and supplies, marketing and advertising increased by $63,000, credit card fees increased by $101,000, insurance increased by $97,000 and we incurred $920,000 in connection with a legal dispute with a landlord regarding customer parking. For the third quarter we anticipate an additional $800,000 of legal and other expenses in connection with our landlord dispute. These increases are due primarily to our five new clubs opened between July 2003 and June 2004, which represents a 23.5% increase in total months of club operations to 63 for the three months ended June 30, 2004 from 51 for the prior year’s second quarter. As a percentage of total revenue, general and administrative expenses increased to 21.8% for the three months ended June 30, 2004 from 19.0% for the prior year’s second quarter. This increase as a percentage of total revenue is primarily due to approximately $920,000 incurred in legal and professional fees and rents related to a landlord dispute in the second quarter of 2004.

Related-Party Management Fees and Expenses.    Related-party management fees and expenses decreased to $2,000 for the three months ended June 30, 2004 from $111,000 for the prior year’s second quarter. Related-party management fees and expenses represent contractual fees of $800,000 per annum for consulting services plus expenses due to our investors as per our recapitalization agreement.

Depreciation and Amortization.    Depreciation and amortization expense increased to $3.1 million for the three months ended June 30, 2004, an increase of 32.3% from $2.3 million for the prior year’s second quarter. This increase is due to an increase of approximately $31.5 million of fixed asset additions principally for leasehold improvements in connection with our new club openings during the twelve months ended June 2004.

Total Operating Expenses.    Total operating expenses increased to $31.0 million for the three months ended June 30, 2004, an increase of $6.9 million or 28.8% from $24.1 million for the prior year’s second quarter. This increase is primarily due to higher compensation, rent and occupancy, general and administrative and depreciation and amortization. We experienced these increases in connection with our five new clubs opened between July 2003 and June 2004, which represents a 23.5% increase in total months of club operations to 63 for the three months ended June 30, 2004 from 51 for the prior year’s second quarter. As a percentage of total revenue, total operating expenses increased to 84.9% from 80.3% for the prior year’s second quarter. This increase as a percentage of revenue is due to new clubs which have not reached maximum membership capacity and incur fixed costs and additional fixed asset additions resulting in higher depreciation expense, additional marketing and legal and professional fees and rents in connection with our landlord dispute.

Other Expense.    Other expense decreased to $3.4 million or 17.6% for the three months ended June 30, 2004, from $4.2 million for prior year’s second quarter. The decrease is primarily due to our marking our warrants to market resulting in other income in the second quarter of 2004 and an increase in interest expense related to our $160.0 million 9.0% Senior notes due 2009 that were issued in December 2003.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Revenues.    Total revenues were $70.0 million for the six months ended June 30, 2004 compared to $56.6 million for the six months ended June 30, 2003, an increase of $13.3 million or 23.6%. Membership fees increased to $45.1 million for the six months ended June 30, 2004, an increase of $9.0 million or 25.0% from $36.0 million for the six months ended June 30, 2003. Personal training revenue increased to $15.4 million for the six months ended June 30, 2004, an increase of $2.8 million or 22.4% from $12.5 million for the six months ended June 30, 2003. Other revenue increased to $9.6 million for the six months ended June 30, 2004, an increase of $1.5 million or 18.8% from $8.1 million for the six months ended June 30, 2003. These increases in revenue are due to an increase in membership base and a slight increase in our monthly dues. Our membership base of 71,000 at June 30, 2004 represented an increase of approximately 12,000 or 20.3% from 59,000 as of June 30, 2003. This increase in members is predominantly from new and recently opened clubs. There were twenty-two clubs open as of June 30, 2004 compared to seventeen as of June 30, 2003.

Compensation and Related Expenses.    Compensation and related expenses increased to $29.1 million for the six months ended June 30, 2004, an increase of $5.6 million or 23.8% from $23.5 million for the six months ended June 30, 2003. This increase was due to a 16.9% increase in employees to 2,324 at June 30, 2004 from 1,988 at June 30, 2003 and a 21.6% increase in total months of club operations to 124 months for the six months ended June 30, 2004 from 102 months for the six months ended June 30, 2003. In addition, our personal trainer’s wages increased consistently with the increase in our personal training revenue. As a percentage of total revenue compensation and related expenses increased slightly to 41.6% from 41.5% for the six months ended June 30, 2003.

Rent and Occupancy.    Rent and occupancy expense increased to $10.2 million for the six months ended June 30, 2004, an increase of $2.1 million or 25.6% from $8.1 million for the prior year’s first quarter. This increase was due to our five new clubs opened between July 2003 and June 2004, which represents a 21.6% increase in total months of club operations to 124 for the six months ended June 30, 2004 from 102 for the six months ended June 30, 2003. In addition we experienced an increase in property taxes. As a percentage of total revenue, rent and occupancy expenses increased slightly  to 14.6% from 14.4% for the six months ended June 30, 2003.

General and Administrative Expenses.    General and administrative expenses increased to $16.7 million for the six months ended June 30, 2004, an increase of 57.8% from $10.6 million for the six months ended June 30, 2003. This increase is due to $316,000 in additional expense associated with our ancillary products, an increase in utilities of $714,000 an increase of $766,000 for professional fees, a $954,000 increase in repairs and maintenance and supplies, marketing and advertising increased by $1.4 million, credit card fees increased by $248,000, and we incurred $1.7 million in connection with a legal dispute with a landlord regarding customer parking. For the third quarter we anticipate an additional $800,000 of legal and other expenses in connection with our landlord dispute. These increases are due primarily to our five new clubs opened between July 2003 and June 2004, which represents a 21.6% increase in total months of club operations to 124 for the six months ended June 30, 2004 from 102 for the six months ended June 30, 2003. As a percentage of total revenue, general and administrative expenses increased to 23.9% for the six months ended June 30, 2004 from 18.7% for the six months ended June 30, 2003. This increase as a percentage of total revenue is due to approximately $1.7 million incurred in our landlord dispute and a $1.4 million increase in marketing and advertising expense. Excluding these additional expenses, general and administrative expense is 19.4% of total revenue. This increase as a percentage of total revenue, excluding expenses for our legal dispute and marketing, is due to new clubs. By definition, new clubs have not reached maximum member capacity and incur certain general and administrative expenses.

Related-Party Management Fees and Expenses.    Related-party management fees and expenses decreased to $404,000 for the six months ended June 30, 2004 from $544,000 for the six months ended June 30, 2003. Related-party management fees and expenses represent contractual fees of $800,000 per annum for consulting services plus expenses due to our investors as per our recapitalization agreement.

Depreciation and Amortization.    Depreciation and amortization expense increased to $6.0 million for the six months ended June 30, 2004, an increase of 31.3% from $4.6 million for the six months ended June 30, 2003. This increase is due to an increase of approximately $31.5 million of fixed asset additions principally for leasehold improvements in connection with our new club openings during the twelve months ended June 2004.

Total Operating Expenses.    Total operating expenses increased to $62.5 million for the six months ended June 30, 2004, an increase of $15.1 million or 31.9% from $47.4 million for the six months ended June 30, 2003. This increase is primarily due to higher compensation, rent and occupancy, general and administrative and depreciation and amortization. We experienced these increases in connection with our five new clubs opened between July 2003 and June 2004, which represents a 21.6% increase in total months of club operations to 124 for the six months ended June 30, 2004 from 102 for the six months ended June 30, 2003. As a percentage of total revenue, operating expenses increased to 89.2% from 83.6% for the six months ended June 30, 2003. This increase as a percentage of revenue is due to new clubs which have not reached maximum membership capacity and incur fixed costs and additional fixed asset additions resulting in higher depreciation expense, additional marketing and legal and professional fees and rents in connection with our landlord dispute.

Other Expense.    Other expense decreased to $6.5 million or 20.0% for the six months ended June 30, 2004, from $8.1 million for the six months ended June 30, 2003. This decrease is primarily due to our marking our warrants to market resulting in other income in 2004 offset by an increase in interest expense related to our $160.0 million 9% Senior notes due 2009 that were issued in December 2003.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the development of new fitness clubs, debt service requirements and other capital expenditures necessary to maintain existing facilities. Our regular cash requirements consist principally of scheduled payments of principal and interest on outstanding indebtedness, capital expenditures and lease expenses. In June 2004, we made our first semiannual interest payment of approximately $7.2 million on our senior notes. In addition to these and other regular liquidity requirements, future commitments include our obligation to pay up to $15 million to our founding stockholders on the earlier of a qualified public offering, a change of control or December 15, 2010 and approximately $800,000 plus expenses, annually to our principal investors for consulting services. In addition, commencing on December 15, 2006, holders of a majority interest in the common stock put warrants will have a right to require us to use our best efforts to purchase all of our outstanding warrants at fair market value if we have not previously consummated a qualifying initial public offering of our common stock. Although each warrant holder will receive preferred stock equal to the value of its warrant if we fail to purchase the warrants within 60 days, such a demand, if made, could result in additional liquidity requirements. The future value of the warrants cannot presently be predicted but we expect it to be material. The value of the warrants, as marked to market at June 30, 2004, was approximately $8.1 million. Based upon our current level of operations and the anticipated maturation of our immature club base, we believe that the proceeds from the offering of our 9% senior notes due 2009 and the entering into of our new senior secured revolving credit facility, our cash flow from operations and available cash will be adequate to meet our short and long term liquidity requirements including our plan to expand to approximately 40 clubs by 2006. We estimate each club opening requires between $4.0 million and $9.0 million, depending on size and location as well as approximately $100,000 capitalized expenses to maintain existing clubs. Clubs undergo major renovations every 5-7 years which range from $500,000 to $1.0 million.

Our credit facility was undrawn at June 30, 2004, with availability subject to specified actions with respect to collateral and subject to a borrowing base formula (except for up to $3.5 million of cash collateralized standby letters of credit under this facility or issued by another financial institution). The revolving credit facility will help enable us to fund our plans to expand and develop new fitness clubs in existing markets and in select new markets. Our revolving credit facility contains restrictive affirmative and negative covenants and financial covenants including leverage ratios, an interest coverage ratio and capital expenditure and dividend payment restrictions. The facility is guaranteed by all of our existing and future domestic subsidiaries and secured by substantially all our assets, other than real property leases, but including capital stock of our subsidiaries and cash and deposit accounts. Our significant contractual obligations, including our obligations to our Founding Stockholders and the potential issuance of our preferred stock, could make it more difficult for us to effect a financing transaction, including an initial public offering of our common stock. In addition, our common stock is not publicly traded and therefore equity financing is not available to us on the same basis as it is for companies that have publicly traded stock.

The following discussion makes reference to EBITDA and Adjusted EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation and, amortization. Adjusted EBITDA is defined in our credit agreement as EBITDA adjusted for mark-to-market adjustments for our common stock put warrants, stock compensation expense, write-off of other receivables, management fees and expenses paid to our principal stockholders, and non-cash deferred rent. We present Adjusted EBITDA in this report on Form 10-Q because this measure is a key component in the determination of our compliance with certain covenants under our credit agreement, which may limit our ability to incur additional indebtedness.

Investors should be aware that the items excluded from the calculation of EBITDA, such as depreciation and amortization, are significant components in an accurate assessment of our financial performance. EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with GAAP or as a measure of our profitability or liquidity.

Under the terms of our current credit agreement, we may incur additional debt so long as the pro forma ratio of total debt to Adjusted EBITDA is less than or equal to 5.25 to 1.0 through June 30, 2004, which decreases ratably to 3.0 to 1.0 at December 31, 2008. If we fail to meet the ratio test, as well as other ratios, our ability to incur new debt will be significantly limited. Pursuant to our credit agreement, the aggregate amount of Capital Expenditures for any Fiscal Year may not exceed the sum of $60.0 million for the fiscal year ending December 31, 2004 and thereafter. If the entire amount of Capital Expenditures permitted in any period set forth above is not utilized, we may carry forward to the immediately succeeding period only: (i) one hundred percent (100%) of such unutilized amount up to an aggregate amount of

$15,000,000 and (ii) fifty percent (50%) of the unutilized amount in excess of $15,000,000 (in each case with capital expenditures made in such succeeding period applied last to such carried forward amount).

Our Interest Coverage Ratio as of the last day of each fiscal quarter ending during the periods set forth below to be less than the ratio set forth below for such period:

Period	Ratio

Closing Date through December 31, 2004	1.55
January 1, 2005 through December 31, 2005	2.05
January 1, 2006 through December 31, 2006	2.55
January 1, 2007 and thereafter	3.10

The Company is in compliance with its covenants at June 30, 2004.

The following provides a reconciliation of Adjusted EBITDA to EBITDA and Net Income (Loss) and illustrates our total debt and ratio of total debt to Adjusted EBITDA:

Twelve Months Ended June 30, 2004
Net (loss)	$(7,342,155)
Depreciation and amortization	11,185,707
Provision for (benefit from) income taxes	(6,251,828)
Interest expense, net of interest income	33,906,131
EBITDA	$31,497,855
Stock compensation expense	35,000
Other expense (income)	(2,860,061)
Related-party management fees and expenses	867,461
Non-cash deferred rent	2,331,043
Adjusted EBITDA	$31,871,298
Total debt as defined	$163,498,150
Ratio of total debt to Adjusted EBITDA	5.13

Pursuant to our credit agreement, Adjusted EBITDA is calculated for the twelve months then ended.

Operating Activities. Net cash provided by operating activities is $12.5 million for the six months ended June 30, 2004 as compared to $14.7 million for the six months ended June 30, 2003. The decrease in cash provided by operating activities was primarily due to payments due to affiliated entities and improved profitability of our recently opened fitness clubs, offset by fitness clubs opened in fiscal 2002 or 2003 which are operating at margins lower than those of mature clubs. Within our corporate membership program, no single corporation accounts for more than 7% of our gross accounts receivable. We currently have a working capital surplus and plan to finance operations through operating cash flows.

Investing Activities.    Primarily as a result of our expansion efforts, we invested $16.1 million in capital expenditures, net of landlord contributions of $2.5 million, and asset purchases in the first six months of fiscal 2004 as compared to $11.8 million during the same period in fiscal 2003, net of landlord contributions of approximately $3.2 million. We estimate that for the year ended December 31, 2004, we will invest a total of $30.0 million in capital expenditures, primarily to build new clubs and maintain existing fitness clubs. These expenditures will be funded by cash flow generated from operations and available cash. We expect to continue investing in capital expenditures in accordance with our expansion strategy.

Financing Activities.    Net cash (used) by financing activities was $(1.6) million in the first six months of fiscal 2004 as compared to $13.8 million of net cash provided by financing activities during the same period in fiscal 2003. In January 2003, some existing shareholders purchased additional shares of common stock for $10.0 million and a new lender purchased $25.0 million of senior notes. We used the proceeds to pay down our existing revolving credit facility, leaving approximately $15.1 million of net proceeds.

Contractual and Commercial Commitments Summary

Our aggregate long-term debt, capital lease obligations, operating lease obligations and other material contractual obligations as of March 31, 2004, are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt(1)	$161,642,988	126,625	318,633	80,338	$161,117,392
Capital lease obligations(2)	2,342,716	982,230	1,019,475	341,011	—
Operating lease obligations	304,992,639	17,079,478	37,926,623	38,540,036	211,446,502
Payment to Founding Stockholders(3)	15,000,000	—	—	—	15,000,000
Common stock put warrants(4)	8,941,605	—	8,941,605	—	—
	$492,919,948	$18,188,333	$48,206,336	$38,961,385	$387,563,894

There have been no material changes to our contractual and commercial commitments since March 31, 2004.

(1)

The long-term debt contractual cash obligations include principal payment requirements only. Semi-annual interest payments of $7.2 million commenced on June 15, 2004 and will be payable on June 15 and December 15 thereafter until December 15, 2009.

(2)	Capital lease obligations represent principal and interest payments.

(3)	Represents the maximum obligation under the recapitalization agreement to pay the Founding Stockholders upon the earlier of a qualified public offering, a change of control or December 15, 2010.

(4)

Includes the obligation to purchase the common stock put warrants at fair market value if we have not consummated a qualifying initial public offering of our common stock prior to December 15, 2006. The amount presented is the fair market value of the warrants at March 31, 2004 and has been calculated using the Black-Scholes option pricing model; the actual fair market value at the time of any purchase will not be based upon a Black-Scholes calculation and could vary materially from the amount presented.

Our Recapitalization

In December 2000, as part of a recapitalization, we repurchased shares of our then outstanding common stock from the founding stockholder group (the “Founding Stockholders”). We then issued new shares to North Castle, J.W. Childs and other shareholders (the “Incoming Investors”) to complete the initial recapitalization transaction. We funded the recapitalization with a combination of cash from Incoming Investors, a credit facility consisting of a $37 million term loan and up to $23 million of available revolving credit commitments and a $50 million investment by institutional investors in senior subordinated notes, which were issued with common stock put warrants representing approximately 8% of our common equity on a fully diluted basis (as of the date hereof). Commencing on December 15, 2006, holders of a majority interest in the warrants will have a right to require us to use our best efforts to purchase the warrants at fair market value unless we have previously consummated a qualifying initial public offering of our common stock. Our net income will also be affected by our continuing need to mark-to-market our common stock put warrant obligations. In accordance with a cash escrow agreement under the recapitalization agreement, we retained restricted cash in the amount of $4.4 million to secure indemnification obligations of the Founding Stockholders. In early 2002, these indemnification obligations expired, and the restricted cash was remitted to the Founding Stockholders, with a corresponding charge to equity. At June 30, 2004, the Founding Stockholders held 7% of the outstanding common stock and the Incoming Investors held 93% of the outstanding common stock of Equinox. As a result of the repayment of the existing credit facility and the senior subordinated notes, we had an obligation under the recapitalization agreement to pay the Founding Stockholders $5.0 million. This was paid in 2003 in connection with our private offering of $160 million in 9.0% senior notes due 2009. We have an obligation under the recapitalization agreement to pay the Founding Stockholders up to $15.0 million in cash upon the earlier of an initial public offering, a change of control or December 2010.

Factors that May Affect Our Operating Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects”, “anticipates”, “intends”, “believes”, or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, prospective investors should carefully consider the following information in addition to the other information set forth herein. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

You should carefully consider the risks described below. Any of the following risks could materially and adversely affect our financial condition or results of operations. In such case, you may lose all or part of your original investment.

Risks Related to Our Substantial Debt

Our substantial indebtedness could have a material adverse effect on our financial health and our ability to obtain financing in the future and to react to changes in our business.

We have a significant amount of debt. As of June 30, 2004, we had approximately $163.5 million of debt outstanding. Our significant amount of debt and other contractual commitments could have important consequences to you. For example, it could:

•                                          make it more difficult for us to satisfy our obligations under our $160.0 million 9.0% senior notes due 2009 and to the lenders under our new revolving credit facility;

•                                          increase our vulnerability to adverse economic and general industry conditions;

•                                          require us to dedicate a substantial portion of our cash flow from operations to principal and interest payments on our debt, which would reduce the availability of our cash flow from operations to fund capital expenditures or other general corporate purposes;

•                                          limit our flexibility in planning for, or reacting to, changes in our business and industry;

•                                          place us at a disadvantage compared to competitors that have proportionately less debt;

•                                          limit our ability to borrow additional funds in the future, if we need them; and

•                                          prevent us from obtaining financing to repurchase the $160.0 million 9.0% senior notes due 2009 upon a change of control or otherwise limit our ability to make such repurchase.

Despite current indebtedness levels, we may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the $160.0 million 9.0% senior notes due 2009 and the terms of the new revolving credit facility will limit, but not prohibit, us from doing so, and our new revolving credit facility will provide for borrowings of up to $25.0 million, subject to certain limitations. Those borrowings would be secured and effectively senior to the notes and the guarantees to the extent of the value of the collateral securing such borrowings. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face would intensify.

Our ability to generate the significant amount of cash needed to make payments on and otherwise satisfy the notes and our other debt and contractual commitments and to operate our business depends on many factors beyond our control.

Our ability to make payments on and otherwise satisfy the notes and our other debt and contractual commitments and to fund working capital needs and planned capital expenditures and expansion plans will depend on our ability to generate cash and secure financing in the future. Among our contractual commitments are (1) contractual payments to our founding stockholders on the earlier of a qualified public offering, a change of control or December 15, 2010 and (2) a contingent obligation to use our best efforts to purchase common stock put warrants representing approximately 8% of our fully-diluted equity (as of the date hereof), at their fair market value if a majority of the warrant holders so require following December 15, 2006 if a qualifying initial public offering of our common stock has not previously occurred. We cannot assure you that we will be able to satisfy our obligations to purchase the warrants or that a dispute relating to our use of “best efforts” will not arise. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our ability to meet these obligations is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. If our business does not generate sufficient cash flow from operations, and sufficient future borrowings are not available to us under our new revolving credit facility or from other sources of financing, we may not be able to repay the notes or our other debt or satisfy our other contractual commitments, operate our business or fund our other liquidity needs. We cannot assure you that we will be able to obtain additional financing or comply with our obligations with respect to our founding stockholders and warrant holders, particularly because of our anticipated levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt. Our significant contractual obligations, including our obligations to our founding stockholders and the potential issuance of our preferred stock, could make it more difficult for us to effect a financing transaction, including an initial public offering of our common stock. If we cannot meet or refinance our obligations when they are due, we may have to sell assets, reduce capital expenditures or take other actions that could have a material adverse effect on our financial condition and results of operations.

The agreements and instruments governing our debt contain restrictions and could limit our ability to operate our business.

Our new revolving credit facility and the indenture governing our $160.0 million 9.0% senior notes due 2009 contain, and any of our future indebtedness could contain a number of significant covenants that will restrict, among other things, our ability and the ability of our subsidiaries to:

•                                          pay dividends or make other distributions;

•                                          make certain investments or acquisitions;

•                                          enter into transactions with affiliates;

•                                          dispose of assets or enter into business combinations;

•                                          incur or guarantee additional debt;

•                                          issue equity;

•                                          repurchase or redeem equity interests and debt;

•                                          create or permit to exist certain liens; and

•                                          pledge assets.

These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. Furthermore, our new revolving credit facility requires us to meet specified financial ratios and tests. Our ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants would result in a default under our new revolving credit facility, which could place us in default under the indenture governing the notes.

Risks Related to Our Business

Our business is geographically concentrated, and adverse regional conditions or events could adversely affect us.

We currently operate in three metropolitan areas, and our clubs in and around New York City generated approximately 88.0% of our revenues for the six months ended June 30, 2004. Adverse economic conditions or increased competition in those areas, especially in New York City, could have adverse effects on our financial condition and results of operations. Moreover, a catastrophic event in any of those areas, such as the attacks of September 11, 2001, could adversely affect our members, damage our clubs and harm our business.

We may be unable to attract and retain members, which could have a negative effect on our business.

The performance of our fitness clubs is dependent on our ability to attract and retain members, and we cannot assure you that we will be successful in these efforts, or that the membership levels at our clubs will not materially decline. There are numerous factors that could lead to a decline in membership levels at established clubs or that could prevent us from increasing our membership levels at newer clubs, including harm to our reputation, a decline in our ability to deliver quality service at a competitive cost, the presence of direct and indirect competition in the areas in which the clubs are located, the public’s interest in sports and fitness clubs and general economic conditions. As a result of these factors, we cannot assure you that our membership levels will be adequate to maintain or permit the expansion of our operations. In addition, a decline in membership levels may have a material adverse effect on our financial condition and results of operations.

We may not be able to successfully execute our growth strategy or effectively manage our growth.

We intend to increase our number of fitness clubs from 22 today to approximately 40 by the end of 2006. Currently, we consider nine out of our 22 fitness clubs to be mature (i.e., open for 48 months or longer at the beginning of the fiscal year). Successful implementation of this growth strategy will require considerable expenditures before any significant associated revenues are generated. In addition, many of our existing clubs are still relatively new. We cannot assure you that our existing immature or future fitness clubs will generate revenues and cash flow comparable with those generated by our existing mature clubs.

Our expansion will also place significant demands on our management resources. We will be required to identify attractive club locations, negotiate favorable rental terms and open new fitness clubs on a timely and cost-effective basis while maintaining a high level of quality, efficiency and performance at both mature and newly opened fitness clubs. Moreover, we plan to expand into markets where we have little or no direct prior experience, and we could encounter unanticipated problems, cost overruns or delays in opening fitness clubs in new markets or in the market acceptance for our clubs.

We may not be able to effectively manage this expansion, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to continue to compete effectively in each of our markets in the future.

The fitness industry is highly fragmented. Within each market in which we operate, we compete with other commercial fitness centers, physical fitness and recreational facilities established by local governments, hospitals and businesses for their employees, YMCAs and similar organizations and, to a certain extent, with racquet, tennis and other athletic clubs, country clubs, weight-reducing salons and the home-use fitness equipment industry. Competitive conditions may limit our ability to maintain or increase initiation fees or membership dues, attract new members and keep existing members, and could adversely affect our business, financial condition and results of operation.

We could be subject to personal injury claims related to the use of our clubs.

Members or guests could assert claims of personal injury in connection with their use of our services and facilities. If we cannot successfully defend any large claim or maintain our general liability insurance on acceptable terms or maintain adequate coverage against potential claims, our financial results could be adversely affected.

We are subject to government regulation. Changes in these regulations or a failure to comply with them could have a negative effect on our financial condition.

Our operations and business practices are subject to federal, state and local government regulations in the various jurisdictions in which our fitness centers are located, including:

•                                          general rules and regulations of the Federal Trade Commission, state and local consumer protection agencies and state statutes that prescribe provisions of membership contracts and that govern the advertising, sale, financing and collection of membership fees and dues; and

•                                          state and local health regulations and building codes.

If we were to fail to comply with these statutes, rules and regulations, we could suffer fines or other penalties. These may include regulatory or judicial orders enjoining or curtailing aspects of our operations. It is difficult to predict the future development of such laws or regulations, and although we are not aware of any proposed changes, any changes in such laws could have a material adverse effect on our financial condition and results of operations.

If we do not retain key management personnel and/or fail to attract and retain highly qualified personnel, our business will suffer.

The success of our business depends on the leadership of our key management personnel. If any of these persons were to leave, it might be difficult to replace them, and our business could be harmed. In addition, we cannot assure you that we can attract and retain sufficient qualified personnel to meet our business needs.

Our trademarks and trade names may be misappropriated or challenged by others.

We believe our brand name and related intellectual property are important to our continued success. We attempt to protect our trademarks and trade names by exercising our rights under applicable trademark and copyright laws. If we were to fail to protect our intellectual property rights for any reason, it could have an adverse effect on our business, results of operations and financial condition.

The interests of our controlling shareholders may be in conflict with your interests as a holder of notes.

Funds managed by North Castle Partners, L.L.C. and J.W. Childs Associates, L.P. indirectly own approximately 93% of our outstanding common stock and together have the ability to elect a majority of the board of directors and generally to control the affairs and policies of our company. Circumstances may occur in which the interests of either North Castle or J.W. Childs, as our shareholders, could be in conflict with the interests of the holders of the notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, their interests as equity holders and as counterparties to a consulting agreement might conflict with your interests as a holder of notes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We do not believe that we have any significant risk related to interest rate fluctuations since we currently only carry fixed-rate debt. We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes.

Item 4.	Controls and Procedures

As of the end of the period covered by this report the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (1) were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings and (2) were adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is reported within the time period specified in the SEC’s rules and forms.

There have been no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company has established a formal Disclosure Committee and held its first quarterly meeting in September, 2004. In connection with the audit of our financial statements for the year ended December 31, 2003 and for the three month period ended March 31, 2004, we were advised by our auditors, KPMG LLP, of significant deficiencies concerning our internal controls and their operation during the year. The significant deficiencies are as follows: (1) we did not complete timely formal reconciliations between subsidiary records and the general ledger for certain of our balance sheet accounts; and (2) we had clerical and accounting errors that could have been averted through greater management review and approval of reports, statements and reconciliations. In addition, we were advised by our auditors that the Company should hire at least one new director who is considered to be "financially literate" so this person could serve on the audit committee of the Company.

We understand that these significant deficiencies, if unaddressed, could adversely affect our ability to record, process and report financial data consistent with our assertions in the financial statements. Since October of 2003, we have taken steps to strengthen our internal control structure and procedures for financial reporting and our disclosure controls and procedures. In the third quarter of 2003, we hired a new chief financial officer who has significant public company accounting experience. We established a formal disclosure committee that will meet at least once a quarter and will be responsible for establishing and reviewing our disclosure controls and procedures for ensuring the accuracy and completeness of the information contained in our financial statements, books and records. We also anticipate further accounting staff hires, a more formal financial quality review process and other process and system control improvements. We believe that we are appropriately addressing each of these internal control issues, but there can be no assurance that similar or other issues will not arise in the future. As of June 30, 2004 the Company has completed timely formal reconciliations between subsidiary records and the general ledger and significantly reduced clerical errors as a result of greater management review. The Company continues to make improvements in its internal control structure and is also actively conducting a search for a new director who is considered to be “financially literate” to serve on the audit committee.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in various claims and lawsuits arising in the normal course of business. We believe that the ultimate outcome of these matters will not have a material adverse affect on our business, results of operations, cash flows or financial condition.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit 31.1	Certification by Harvey Spevak pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification by Scott Rosen pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports

On August 19, 2004, the Company filed a Form 8-K and furnished to the Securities and Exchange Commission a press release issued by the Company in connection with the announcement of its second quarter 2004 earnings results.

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUINOX HOLDINGS, INC.
(Registrant)

DATE: September 27, 2004	By: /s/ SCOTT ROSEN
Scott Rosen
Executive Vice President and Chief Financial Officer
(principal financial, accounting officer)

DATE: September 27, 2004	By: /s/ HARVEY SPEVAK
Harvey Spevak
Director, President and Chief Executive Officer