Form 10-Q
period 2004-09-30
EQUINOX HOLDINGS INC
filed 2004-12-13
CIK 1131608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

☐ Yes           ☒ No

As of November 3, 2004 there were 9,438,247 shares of Common Stock outstanding.

EQUINOX HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

EQUINOX HOLDINGS, INC.

Unaudited Consolidated Condensed Balance Sheets

(in thousands)

	September 30, 2004	December 31, 2003

Assets
Current assets:
Cash	$38,440	$42,709
Marketable securities	—	70
Accounts receivable - members, less allowance for doubtful accounts of $83 and $112, respectively	2,288	1,546
Due from affiliated entities	636	—
Deferred income taxes	2,527	2,526
Prepaid expenses and other current assets	8,713	8,970
Total current assets	52,604	55,821
Property and equipment, net of accumulated depreciation of $4,480 and $3,316, respectively	130,559	114,628
Deferred income taxes	5,695	4,375
Other assets	5,078	5,015
Goodwill, net	2,503	2,503
Deferred financing costs, net	6,630	6,961
Total assets	$203,069	$189,303
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$880	$1,087
Accrued expenses	10,151	4,248
Due to affiliated entities	—	787
Deferred revenue	30,142	24,966
Current installments of long-term debt	56	123
Current installments of capital lease obligations	848	1,252
Total current liabilities	42,077	32,463
Deferred revenue	656	495
Long-term debt, excluding current installments	161,385	161,501
Capital lease obligations, net of current installments	877	1,123
Deferred rent	19,775	16,206
Common stock put warrants	8,319	9,654
Due to founding stockholders	3,347	2,936
Total long term liabilities	194,359	191,915
Total liabilities	236,436	224,378

Stockholders’ deficit:
Common stock	94	94
Additional paid-in capital	82,920	82,920
Accumulated other comprehensive income	—	14
Accumulated deficit	(116,381)	(118,103)
Total stockholders’ deficit	(33,367)	(35,075)
Total liabilities and stockholders’ deficit	$203,069	$189,303

See accompanying notes to unaudited consolidated condensed financial statements.

EQUINOX HOLDINGS, INC.

Unaudited Consolidated Condensed Statements of Income

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues:
Membership fees	$24,213	19,439	69,278	55,486
Personal training	7,288	5,538	22,649	18,088
Other revenue	4,531	3,769	14,094	11,821
Total revenue	36,032	28,746	106,021	85,395
Expenses:
Compensation and related expenses	14,106	12,167	43,192	35,671
Rent and occupancy	5,352	3,856	15,566	11,986
General and administrative	7,352	4,048	24,093	14,657
Related-party management fees and expenses	210	438	614	981
Stock based compensation	—	35	—	35
Depreciation and amortization	3,032	2,573	9,052	7,157
Total operating expenses	30,052	23,117	92,517	70,487
Income from operations	5,980	5,629	13,504	14,908
Other income (expense):
Interest expense	(4,131)	(3,976)	(12,327)	(11,728)
Interest income	104	48	265	109
Change in fair value of warrants	(231)	1,681	1,337	1,289
Total other expense	(4,258)	(2,247)	(10,725)	(10,330)
Income before provision for income taxes	1,722	3,382	2,779	4,578
Provision for income taxes	(581)	(1,522)	(1,056)	(2,060)

Net income	$1,141	1,860	1,723	2,518

See accompanying notes to unaudited consolidated condensed financial statements.

EQUINOX HOLDINGS, INC.

Unaudited Consolidated Condensed Statements of Cash Flows

(in thousands)

	For the Nine Months ended September 30,
	2004	2003
Cash flows from operating activities:

Net income	$1,723	$2,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,052	7,157
Allowance for doubtful accounts, net of write-offs	(29)	(43)
Non-cash interest expense	996	3,202
Stock based compensation		35
Changes in fair value of common stock put warrants	(1,337)	(1,289)
Accretive interest expense related to payable to founding stockholders	412	591
Deferred rent	1,524	1,421
Deferred income taxes	(1,321)	1,946
Changes in operating assets and liabilities:
Accounts receivable - members	(713)	(207)
Due (to) from affiliated entities, net	(1,423)	347
Prepaid expenses and other current assets	256	(316)
Other assets	(85)	234
Accounts payable	(206)	(502)
Accrued expenses	5,903	(516)
Deferred revenue	5,336	4,143
Net cash provided by operating activities	20,088	18,721
Cash flows from investing activities:
Redemption of marketable securities	56	—
Purchases of property and equipment	(22,505)	(15,505)

Net cash used in investing activities	(22,449)	(15,505)
Cash flows from financing activities:
Proceeds from long-term debt	—	25,000
Payment of deferred financing costs	(664)	(2,429)
Proceeds from note payable	—	425
Proceeds from issuance of common stock to existing shareholders for cash	—	10,000
Repayment of note payable	(184)	(19,337)
Repayment of capital lease obligations	(1,060)	(1,199)

Net cash (used) provided by financing activities	(1,908)	12,460

Net (decrease) increase in cash and cash equivalents	(4,269)	15,676
Cash at beginning of year	42,709	1,245

Cash at end of year	$38,440	$16,921
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$7,483	$6,216
Income taxes	53	1,284
Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations entered into for fitness equipment	410	891
Deferred rent capitalized during build-out	2,046	1,639

See accompanying notes to unaudited consolidated condensed financial statements.

EQUINOX HOLDINGS, INC.

Notes to Consolidated Condensed Financial Statements

(unaudited)

(1) Description, Organization and Development of Business

(a)           Description of Business

Equinox operates upscale, full-service fitness clubs that offer an integrated selection of Equinox-branded programs, services and products. We currently operate twenty-two fitness clubs: seventeen in the New York City metropolitan area, two in Los Angeles and three in the Chicago area. In addition, we have seven new locations under development, including two in the New York City metropolitan area in Mamaroneck and Great Neck. Mamaroneck is scheduled to open in mid 2005 and Great Neck is scheduled for early 2006. The other five clubs under development are located in California in Santa Monica, San Mateo, San Francisco, Newport Beach and Westwood. The Santa Monica and San Francisco fitness clubs are scheduled to open in December 2004, San Mateo is scheduled for early to mid 2005 and Newport Beach and Westwood are scheduled between late 2005 and early 2006. We cluster clubs near the highest concentrations of our target members’ areas of both employment and residence, typically in densely populated major metropolitan regions. Our target member is a well-educated professional between 25 and 55 years of age with significant discretionary income and who considers fitness an essential part of their active lifestyle.

(b)           Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods except that the results of operations for the three and nine month periods ended September 30, 2003 included $200,000 of expenses that should have been recorded in the three month period ended December 31, 2003. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Registration Statement on Form S-4, File No. 333-112531, for the year ended December 31, 2003 filed with the Securities and Exchange Commission on August 12, 2004.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require the Company’s management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. In addition, certain reclassifications have been made to prior period financial statements to conform with the 2004 presentation.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

(2) Comprehensive Income

The Company complies with the provisions of SFAS No. 130, Reporting Comprehensive Income, which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners. Comprehensive income is the total of net income and all other non-owner changes in equity (other comprehensive income) such as unrealized gains or losses on securities classified as available-for-sale. Comprehensive income was $1,860,536,  $2,524,760, $1,141,143 and $1,708,511 for the three and nine months ended September 30, 2003 and 2004, respectively.

(3) Long-Term Debt

The Company is filing its September 30, 2004 quarterly report on Form 10-Q twenty-one days (not inclusive of five extra days pursuant to Rule 12b-25) past the required forty-five days after quarter’s end, due to additional time needed to analyze its tax accounts in light of the preparation of amended tax returns for the period ended December 31, 2000 and the years ended December 31, 2001 and 2002. This resulted in a violation of Section 4.3 of Article IV, “Reports to Holders”, of the Indenture governing the Company’s $160.0 million Senior Notes due 2009, which is cured with the filing of this report.

(4) Income Taxes

The estimated annual effective tax rate for fiscal 2004 and fiscal 2003 were 38% and 45%, respectively, including state and local income taxes.  The differences between the effective rate and the statutory rate of 45% are due to permanent differences.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Equinox

Equinox operates upscale, full-service fitness clubs with spas in the New York City metropolitan area, with growing operations in Los Angeles and Chicago. We currently we operate twenty-two fitness clubs: seventeen in the New York City metropolitan area, two in Los Angeles and three in Chicago. During 2003 we opened four new clubs.

During the first nine months of 2004, we opened three of our twenty-two clubs currently in operation. In January 2004, we opened two, one in New York City and the other in Chicago and in late June 2004 we opened an additional club in the New York City metropolitan area. In addition, we have seven new locations under development, including two in the New York City metropolitan area in Mamaroneck and Great Neck. Mamaroneck is scheduled to open in mid to late 2005 and Great Neck is scheduled for early 2006. The other five clubs under development are located in California in Santa Monica, San Mateo, San Francisco, Newport Beach and Westwood. The Santa Monica and San Francisco fitness clubs are scheduled to open in December 2004, San Mateo is scheduled for early to mid 2005 and Newport Beach and Westwood are scheduled between late 2005 and early 2006. As of September 30, 2004 we had approximately 75,000 members. We will begin consolidating the results of Eclipse Development Corporation, a variable interest entity as defined by FASB Interpretation No. 46, for the year ended December 31, 2005. The consolidation of Eclipse Development Corporation will not materially effect our results of operations or financial position.

We are filing our September 30, 2004 quarterly report on Form 10-Q twenty-one days (not inclusive of five extra days pursuant to Rule 12b-25) past the required forty-five days after our quarter’s end, due to additional time needed to analyze our tax accounts in light of the preparation of amended tax returns for the period ended December 31, 2000 and the years ended December 31, 2001 and 2002.

As used in this section the terms listed below have the following meanings:

Revenue.    As club memberships are sold, each member is charged an initiation fee as well as membership dues. The initiation fee is due up front and amortized over the estimated membership life of 24 months, commencing with the first month of the new member contract. The initial contract period is twelve months. Membership dues for members who pay annual dues up-front (both new membership sales and membership renewals) are amortized over a 12-month period commencing with the first month of the new member contract or renewal contract, as applicable. Membership dues for members who pay monthly are recognized in the period in which facility access is provided.

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

Compensation and Related Expenses.    Compensation and related expenses is comprised of all operations and general and administrative salaries, bonus, commissions, recruiting expenses and related payroll taxes, and benefits. Compensation and related expenses, excluding commissions, are expensed as incurred.

Rent and Occupancy.    Rent and occupancy expense is comprised of rent, real estate taxes and other facilities costs for all of our health clubs and general and administrative offices. Rent is recorded on a straight-line basis and all other occupancy expenses are expensed as incurred, except for those costs that are capitalized during the build-out of each respective fitness club.

General and Administrative Expense.    General and administrative expenses consist primarily of costs for general corporate functions including accounting and legal, bad debt expense, club supplies, utilities, marketing and promotional expenses comprised of professional fees. General and administrative expenses are expensed as incurred.

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

The following table illustrates our fitness club locations, opening dates and months of operations for the three and nine months ended  September 30, 2004 and 2003:

Name	Date Club Opened	Three Months Ended September 30,		Nine Months Ended September 30,
		2003	2004	2003	2004
Equinox 76th Street, Inc.	09/23/91	3	3	9	9
Broadway Equinox, Inc.	11/27/93	3	3	9	9
Equinox 92nd Street, Inc.	11/08/95	3	3	9	9
Equinox 85th Street, Inc.	08/27/96	3	3	9	9
Equinox 63rd Street, Inc.	12/11/97	3	3	9	9
Equinox White Plains Road, Inc.	04/08/99	3	3	9	9
Equinox 54th Street, Inc.	05/03/99	3	3	9	9
Equinox 50th Street, Inc.	02/03/00	3	3	9	9
Equinox 43rd Street, Inc.	03/09/00	3	3	9	9
Equinox Wall Street, Inc.	11/30/00	3	3	9	9
Equinox 44th Street, Inc.	12/23/00	3	3	9	9
Equinox Pasadena, Inc.	11/28/01	3	3	9	9
Equinox Greenwich Avenue, Inc.	12/30/01	3	3	9	9
Equinox Darien, Inc.	12/12/02	3	3	9	9
Equinox Lincoln Park, Inc.	12/30/02	3	3	9	9
Equinox Tribeca, Inc.	03/22/03	3	3	6	9
Equinox Woodbury Inc.	04/01/03	3	3	6	9
Equinox West Hollywood, Inc.	07/02/03	3	3	3	9
Equinox Gold Coast, Inc. (900N Michigan)	12/24/03	—	3	—	9
Equinox Highland Park, Inc.	01/29/04	—	3	—	8
Equinox Columbus Centre, Inc.	01/31/04	—	3	—	8
Equinox Roslyn, Inc.	06/22/04	—	3	—	3
Total Months of club operations		54	66	150	190

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

Results of Operations

The following table sets forth our results of operations as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	% of Revenue		% of Revenue
Revenues:
Membership fees	67.20%	67.62%	65.34%	64.98%
Personal training	20.22%	19.27%	21.36%	21.18%
Other revenue	12.58%	13.11%	13.30%	13.84%

Total revenue	100.00%	100.00%	100.00%	100.00%

Expenses:
Compensation and related expenses	39.15%	42.33%	40.74%	41.77%
Rent and occupancy	14.85%	13.41%	14.68%	14.04%
General and Administrative	20.40%	14.08%	22.73%	17.16%
Related-party management fees and expenses	.58%	1.52%	0.58%	1.15%
Stock based compensation	0.00%	0.12%	0.00%	0.04%
Depreciation and amortization	8.42%	8.95%	8.54%	8.38%

Total operating expenses	83.40%	80.41%	87.27%	82.54%

Income from operations	16.60%	19.59%	12.73%	17.46%

Other income (expense):
Interest expense	-11.46%	-13.83%	-11.63%	-13.73%
Interest income	0.29%	0.17%	0.25%	0.13%
Fair value of warrants income (expense)	-0.64%	5.85%	1.26%	1.51%

Total other expense	-11.81%	-7.81%	-10.12%	-12.09%

Income before provision for income taxes	4.79%	11.78%	2.61%	5.37%

Provision for income taxes	-1.61%	-5.30%	-1.00%	-2.41%

Net income	3.18%	6.48%	1.61%	2.96%

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Revenues.    Total revenues were $36.0 million for the three months ended September 30, 2004 compared to $28.7 million for the three months ended September 30, 2003, an increase of $7.3 million or 25.4%. Membership fees increased to $24.2 million for the three months ended September 30, 2004, an increase of $4.8 million or 24.6% from $19.4 million for the prior year’s third quarter. Personal training revenue increased to $7.3 million for the three months ended September 30, 2004, an increase of $1.7 million or 31.6% from $5.5 million for the prior year’s third quarter. Other revenue, which includes spa, retail and other ancillary services, increased to $4.5 million for the three months ended September 30, 2004, an increase of $762,000 or 20.2% from $3.8 million for the prior year’s third quarter. These increases in revenue are due to an increase in membership base and a slight increase in our monthly dues and personal training fees. Our membership base of 74,590 at September 30, 2004 represented an increase of approximately 11,640 or 18.5% from 62,950 as of September 30, 2003. This increase in members is predominantly from new and recently opened clubs. There are twenty-two clubs open as of September 30, 2004 compared to eighteen as of September 30, 2003.

Compensation and Related Expenses.    Compensation and related expenses increased to $14.1 million for the three months ended September 30, 2004, an increase of $1.9 million or 15.9% from $12.2 million for the prior year’s third quarter. This increase was due to a 15.4% increase in employees to 2,447 at September 30, 2004 from 2,120 at September 30, 2003 and a 22.2% increase in total months of club operations to 66 months for the three months ended September 30, 2004 from 54 months for the prior year’s third quarter. In addition, our personal trainer’s wages increased consistently with the increase in our personal training revenue. As a percentage of total revenue, compensation and related expenses decreased to 39.2% from 42.3%.

Rent and Occupancy.    Rent and occupancy expense increased to $5.4 million for the three months ended September 30, 2004, an increase of $1.5 million or 38.8% from $3.9 million for the prior year’s third quarter. This increase was due to our four new clubs opened between October 2003 and September 2004, which represents a 22.2% increase in total months of club operations to 66 for the three months ended September 30, 2004 from 54 months of club operations for the prior year’s third quarter. As a percentage of total revenue, rent and occupancy expenses increased to 14.9% from 13.4% for the prior year’s third quarter. This increase as a percentage of revenue is due to new clubs which incur certain fixed rent and occupancy expenses without corresponding revenue from a mature membership base.

General and Administrative Expenses.    General and administrative expenses increased to $7.4 million for the three months ended September 30, 2004, an increase of 81.6% from $4.0 million for the prior year’s third quarter. This increase is due to a number of factors including $95,000 in additional expense associated with our ancillary products, an increase in utilities of $514,000 an increase of $305,000 for professional fees, a $681,000 increase in repairs and maintenance and supplies, marketing and advertising increased by $215,000, credit card fees increased by $107,000, and insurance increased by $512,000. In addition we experienced an increase in supplies, and other general corporate expenses of approximately $260,000. We incurred $613,000 in connection with a legal dispute with a landlord regarding customer parking which includes approximately $300,000 of legal costs. For the fourth quarter we anticipate an additional $600,000 to $1.0 million of legal and other expenses in connection with our landlord dispute. These increases are due primarily to our four new clubs opened between October 2003 and September 2004, which represents a 22.2% increase in total months of club operations to 66 for the three months ended September 30, 2004 from 54 for the prior year’s third quarter. As a percentage of total revenue, general and administrative expenses increased to 20.4% for the three months ended September 30, 2004 from 14.1% for the prior year’s third quarter. This increase as a percentage of total revenue is primarily due to approximately $613,000 incurred in legal and professional fees and parking fees related to a landlord dispute in the third quarter of 2004, additional marketing expense and new clubs. New clubs have not reached maximum member capacity and incur general and administrative expenses.

Related-Party Management Fees and Expenses.    Related-party management fees and expenses decreased to $210,000 for the three months ended September 30, 2004 from $438,000 for the prior year’s third quarter. The results of operations for the three and nine month periods ended September 30, 2003 included $200,000 of expenses that should have been recorded in the three month period ended December 31, 2003. Related-party management fees and expenses represent contractual fees of $800,000 per annum for consulting services plus expenses due to our investors pursuant to our recapitalization agreement.

Depreciation and Amortization.    Depreciation and amortization expense increased to $3.0 million for the three months ended September 30, 2004, an increase of 17.9% from $2.6 million for the prior year’s third quarter. This increase is due to an increase of approximately $36.9 million of fixed asset additions principally for leasehold improvements in connection with our new club openings during the twelve months ended September 2004.

Total Operating Expenses.    Total operating expenses increased to $30.0 million for the three months ended September 30, 2004, an increase of $6.9 million or 30.0% from $23.1 million for the prior year’s third quarter. This increase is primarily due to higher compensation, rent and occupancy, general and administrative and depreciation and amortization expense. We experienced these increases in connection with our four new clubs opened between October 2003 and September 2004, which represents a 22.2% increase in total months of club operations to 66 for the three months ended September 30, 2004 from 54 for the prior year’s third quarter. As a percentage of total revenue, total operating expenses increased to 83.4% from 80.4% for the prior year’s third quarter. This increase as a percentage of revenue is due to new clubs which have not reached maximum membership capacity and incur fixed costs and additional fixed asset additions resulting in higher depreciation expense, as well as additional marketing and legal and professional fees and parking fees in connection with our landlord dispute.

Other Expense.    Other expense increased to $4.3 million or 89.5% for the three months ended September 30, 2004, from $2.2 million for prior year’s third quarter. The increase is primarily due to our marking our warrants to market resulting in other expense in the third quarter of 2004 and an increase in interest expense related to our $160.0 million 9.0% Senior notes due 2009 that were issued in December 2003.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Revenues.    Total revenues were $106.0 million for the nine months ended September 30, 2004 compared to $85.4 million for the nine months ended September 30, 2003, an increase of $20.6 million or 24.2%. Membership fees increased to $69.3 million for the nine months ended September 30, 2004, an increase of $13.8 million or 24.9% from $55.5 million for the nine months ended September 30, 2003. Personal training revenue increased to $22.6 million for the nine months ended September 30, 2004, an increase of $4.6 million or 25.2% from $18.1 million for the nine months ended September 30, 2003. Other revenue, which includes spa, retail and other ancillary services, increased to $14.1 million for the nine months ended September 30, 2004, an increase of $2.3 million or 19.2% from $11.8 million for the nine months ended September 30, 2003. These increases in revenue are due to an increase in membership base and a slight increase in our monthly dues. Our membership base of 74,590 at September 30, 2004 represented an increase of approximately 11,600 or 18.5% from 62,950 as of September 30, 2003. This increase in members is predominantly from new and recently opened clubs. There were twenty-two clubs open as of September 30, 2004 compared to eighteen as of September 30, 2003.

Compensation and Related Expenses.    Compensation and related expenses increased to $43.2 million for the nine months ended September 30, 2004, an increase of $7.5 million or 21.1% from $35.7 million for the nine months ended September 30, 2003. This increase was due to a 15.4% increase in employees to 2,447 as of September 30, 2004 from 2,120 as of September 30, 2003 and a 26.7% increase in total months of club operations to 190 months for the nine months ended September 30, 2004 from 150 months for the nine months ended September 30, 2003. In addition, our personal trainer’s wages increased consistently with the increase in our personal training revenue. As a percentage of total revenue compensation and related expenses decreased to 40.7% from 41.8% for the nine months ended September 30, 2003.

Rent and Occupancy.    Rent and occupancy expense increased to $15.6 million for the nine months ended September 30, 2004, an increase of $3.6 million or 29.9% from $12.0 million for the nine months ended September 30, 2003. This increase was due to our four new clubs opened between October 2003 and September 2004, which represents a 26.7% increase in total months of club operations to 190 months for the nine months ended September 30, 2004 from 150 for the nine months ended September 30, 2003. As a percentage of total revenue, rent and occupancy expenses increased to 14.7% from 14.0% for the nine months ended September 30, 2003. This increase as a percentage of revenue is due to new clubs which incur certain fixed rent and occupancy expenses without corresponding revenue from a mature membership base.

General and Administrative Expenses.    General and administrative expenses increased to $24.1 million for the nine months ended September 30, 2004, an increase of 64.4% from $14.7 million for the nine months ended September 30, 2003. This increase is due to $411,000 in additional expense associated with our ancillary products, an increase in utilities of $1.2 million, an increase of $500,000 for professional fees, a $1.6 million increase in repairs and maintenance and supplies, marketing and advertising increased by $1.7 million, credit card fees increased by $355,000, general liability insurance increased by $448,000, bank charges and other fees increased by $165,000, and general corporate expenses increased by $670,000. We incurred $2.3 million in connection with a legal dispute with a landlord regarding customer parking which includes $1.7 million of legal costs. For the fourth quarter we anticipate an additional $600,000 to $1.0 million of legal and other expenses in connection with our landlord dispute. These increases are due primarily to our four new clubs opened between October 2003 and September 2004, which represents a 26.7% increase in total months of club operations to 190 for the nine months ended September 30, 2004 from 150 for the nine months ended September 30, 2003. As a percentage of total revenue, general and administrative expenses increased to 22.7% for the nine months ended September 30, 2004 from 17.2% for the nine months ended September 30, 2003. This increase as a percentage of total revenue is due to approximately $2.3 million incurred in our landlord dispute which consists of parking and legal fees and a $1.6 million increase in marketing and advertising expense. Excluding these additional expenses, general and administrative expense is 19.0% of total revenue. This increase as a percentage of total revenue, excluding expenses for our legal dispute and marketing, is due to new clubs. New clubs have not reached maximum member capacity and incur general and administrative expenses.

Related-Party Management Fees and Expenses.    Related-party management fees and expenses decreased to $614,000 for the nine months ended September 30, 2004 from $981,000 for the nine months ended September 30, 2003. The results of operations for the three and nine month period ended September 30, 2003 included $200,000 of expenses that should have been recorded in the three month periods ended December 31, 2003. Related-party management fees and expenses represent contractual fees of $800,000 per annum for consulting services plus expenses due to our investors pursuant to our recapitalization agreement.

Depreciation and Amortization.    Depreciation and amortization expense increased to $9.0 million for the nine months ended September 30, 2004, an increase of 26.5% from $7.2 million for the nine months ended September 30, 2003. This increase is due to an increase of approximately $36.9 million of fixed asset additions principally for leasehold improvements in connection with our new club openings during the twelve months ended September 2004.

Total Operating Expenses.    Total operating expenses increased to $92.5 million for the nine months ended September 30, 2004, an increase of $22.0 million or 31.3% from $70.5 million for the nine months ended September 30, 2003. This increase is primarily due to higher compensation, rent and occupancy, general and administrative and depreciation and amortization. We experienced these increases in connection with our four new clubs opened between October 2003 and September 2004, which represents a 26.7% increase in total months of club operations to 190 for the nine months ended September 30, 2004 from 150 for the nine months ended September 30, 2003. As a percentage of total revenue, operating expenses increased to 87.3% from 82.5% for the nine months ended September 30, 2003. This increase as a percentage of revenue is due to new clubs which have not reached maximum membership capacity and incur fixed costs and additional fixed asset additions resulting in higher depreciation expense, additional marketing and legal and professional fees and parking fees in connection with our landlord dispute.

Other Expense.    Other expense increased to $10.7 million or 3.8% for the nine months ended September 30, 2004, from $10.3 million for the nine months ended September 30, 2003. This increase is primarily due to interest expense related to our $160.0 million 9% Senior notes due 2009 that were issued in December 2003 offset by our marking our warrants to market resulting in an increase in other income in 2004.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the development of new fitness clubs, debt service requirements and other capital expenditures necessary to maintain existing facilities. Our regular cash requirements consist principally of scheduled payments of principal and interest on outstanding indebtedness, capital expenditures and lease expenses. In June 2004, we made our first semiannual interest payment of approximately $7.2 million on our senior notes. In addition to these and other regular liquidity requirements, future commitments include our obligation to pay up to (i) $10.0 million to our founding stockholders on the earlier of a qualified public offering, a change of control or December 15, 2010 and (ii) approximately $800,000 plus expenses, annually to our principal investors for consulting services. In addition, commencing on December 15, 2006, holders of a majority interest in the common stock put warrants will have a right to require us to use our best efforts to purchase all of our outstanding warrants at fair market value if we have not previously consummated a qualifying initial public offering of our common stock. Although each warrant holder will receive preferred stock equal to the value of its warrant if we fail to purchase the warrants within 60 days, such a demand, if made, could result in additional liquidity requirements. The future value of the warrants cannot presently be predicted but we expect it to be material. The value of the warrants, as marked to market at September 30, 2004, was approximately $8.3 million. Based upon our current level of operations and the anticipated maturation of our immature club base, we believe that the proceeds from the offering of our 9.0% senior notes due 2009 and the entering into of our senior secured revolving credit facility, our cash flow from operations and available cash will be adequate to meet our short and long term liquidity requirements including our plan to expand to approximately 40 clubs by 2006. We estimate each club opening requires between $4.0 million and $9.0 million, depending on size and location as well as approximately $100,000 per club of capitalized expenses to maintain existing clubs. Clubs undergo major renovations every 5-7 years which range from $500,000 to $1.0 million.

Our credit facility was undrawn at September 30, 2004, with availability subject to specified actions with respect to collateral and subject to a borrowing base formula (except for up to $3.9 million of cash collateralized standby letters of credit under this facility or issued by another financial institution). The revolving credit facility will help enable us to fund our plans to expand and develop new fitness clubs in existing markets and in select new markets. Our revolving credit facility contains restrictive affirmative and negative covenants which may restrict our operations, including financial covenants such as leverage ratios, an interest coverage ratio and capital expenditure and dividend payment restrictions. The facility is guaranteed by all of our existing and future domestic subsidiaries and secured by substantially all our assets, other than real property leases, but including capital stock of our subsidiaries and cash and deposit accounts. Our significant contractual obligations, including our obligations to our Founding Stockholders and the potential issuance of our preferred stock, could make it more difficult for us to effect a financing transaction, including an initial public offering of our common stock. In addition, our common stock is not publicly traded and therefore equity financing is not available to us on the same basis as it is for companies that have publicly traded stock.

The following discussion makes reference to EBITDA and Adjusted EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation and, amortization. Adjusted EBITDA is defined in our credit agreement as EBITDA adjusted for mark-to-market adjustments for our common stock put warrants, stock compensation expense, management fees and expenses paid to our principal stockholders, and non-cash deferred rent. We present Adjusted EBITDA in this report on Form 10-Q because this measure is a key component in the determination of our compliance with certain covenants under our credit agreement, which may limit our ability to incur additional indebtedness.

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

Under the terms of our current credit agreement, we may incur additional debt so long as the pro forma ratio of total debt to Adjusted EBITDA is less than or equal to 5.25 to 1.0 through September 30, 2004, which decreases ratably to 3.0 to 1.0 at December 31, 2008. If we fail to meet the ratio test, as well as other ratios, our ability to incur new debt will be significantly limited. Pursuant to our credit agreement, the aggregate amount of Capital Expenditures for any Fiscal Year may not exceed the sum of $60.0 million for the fiscal year ending December 31, 2004 and thereafter. If the entire amount of Capital Expenditures permitted in any period set forth above is not utilized, we may carry forward to the immediately succeeding period only: (i) one hundred percent (100%) of such unutilized amount up to an aggregate amount of

$15,000,000 and (ii) fifty percent (50%) of the unutilized amount in excess of $15,000,000 (in each case with capital expenditures made in such succeeding period applied last to such carried forward amount).

Our Interest Coverage Ratio as of the last day of each fiscal quarter ending during the periods set forth below to be less than the ratio set forth below for such period:

Period	Ratio

Closing Date through December 31, 2004	1.55
January 1, 2005 through December 31, 2005	2.05
January 1, 2006 through December 31, 2006	2.55
January 1, 2007 and thereafter	3.10

The following provides a reconciliation of Adjusted EBITDA to EBITDA and net loss and illustrates our total debt and ratio of total debt to Adjusted EBITDA:

Twelve Months Ended September 30, 2004

Net loss	$(8,060,545)
Depreciation and amortization	11,645,097
Provision for (benefit from) income taxes	(7,193,213)
Interest expense, net of interest income	34,004,393
EBITDA	$30,395,732
Stock compensation expense	—
Change in fair value of warrants	(948,182)
Related-party management fees and expenses	639,782
Non-cash deferred rent	2,362,113
Adjusted EBITDA	$32,449,445
Total debt as defined	$163,165,830
Ratio of total debt to Adjusted EBITDA	5.03

Pursuant to our credit agreement, Adjusted EBITDA is calculated for the twelve months then ended.

Operating Activities.  Net cash provided by operating activities was $20.1 million for the nine months ended September 30, 2004 as compared to $18.7 million for the nine months ended September 30, 2003. The increase in cash provided by operating activities was primarily due to net income, accrued expenses, deferred revenue and improved profitability of our recently opened fitness clubs partially offset by payments to affiliated entities and new fitness clubs opened in fiscal 2003 or 2004 which are operating at margins lower than those of mature and recently opened clubs. Within our corporate membership program, no single corporation accounts for more than 14% of our gross accounts receivable. We currently have a working capital surplus and plan to finance operations through operating cash flows.

Investing Activities.    Primarily as a result of our expansion efforts, we invested $22.5 million in capital expenditures, net of landlord contributions of $2.7 million, and asset purchases in the first nine months of fiscal 2004 as compared to $15.5 million during the same period in fiscal 2003, net of landlord contributions of approximately $5.0 million. We estimate that for the year ended December 31, 2004, we will invest approximately $30.0 million in capital expenditures, primarily to build new clubs and maintain existing fitness clubs. These expenditures will be funded by cash flow generated from operations and available cash. We expect to continue investing in capital expenditures in accordance with our expansion strategy.

Financing Activities.    Net cash used by financing activities was $1.9 million in the first nine months of fiscal 2004 as compared to $12.5 million of net cash provided by financing activities during the same period in fiscal 2003. In January 2003, some existing shareholders purchased additional shares of common stock for $10.0 million and a new lender purchased $25.0 million of senior notes. We used the proceeds to pay down our existing revolving credit facility, leaving approximately $15.1 million of net proceeds.

Contractual and Commercial Commitments Summary

Our aggregate long-term debt, capital lease obligations, operating lease obligations and other material contractual obligations have not materially changed during 2004.

Our Recapitalization

In December 2000, as part of a recapitalization, we repurchased shares of our then outstanding common stock from the founding stockholder group (the “Founding Stockholders”). We then issued new shares to North Castle, J.W. Childs and other shareholders (the “Incoming Investors”) to complete the initial recapitalization transaction. We funded the recapitalization with a combination of cash from Incoming Investors, a credit facility consisting of a $37 million term loan and up to $23 million of available revolving credit commitments and a $50 million investment by institutional investors in senior subordinated notes, which were issued with common stock put warrants representing approximately 8% of our common equity on a fully diluted basis (as of the date hereof). Commencing on December 15, 2006, holders of a majority interest in the warrants will have a right to require us to use our best efforts to purchase the warrants at fair market value unless we have previously consummated a qualifying initial public offering of our common stock. Our net income will also be affected by our continuing need to mark-to-market our common stock put warrant obligations. In accordance with a cash escrow agreement under the recapitalization agreement, we retained restricted cash in the amount of $4.4 million to secure indemnification obligations of the Founding Stockholders. In early 2002, these indemnification obligations expired, and the restricted cash was remitted to the Founding Stockholders, with a corresponding charge to equity. At September 30, 2004, the Founding Stockholders held 7% of the outstanding common stock and the Incoming Investors held 93% of the outstanding common stock of Equinox. As a result of the repayment of the existing credit facility and the senior subordinated notes, we had an obligation under the recapitalization agreement to pay the Founding Stockholders $5.0 million. This was paid in 2003 in connection with our private offering of $160 million in 9.0% senior notes due 2009. We have an obligation under the recapitalization agreement to pay the Founding Stockholders up to $10.0 million in cash upon the earlier of an initial public offering, a change of control or December 15, 2010.

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

We have a significant amount of debt. As of September 30, 2004, we had approximately $163.2 million of debt outstanding. Our significant amount of debt and other contractual commitments could have important consequences to you. For example, it could:

•                                          make it more difficult for us to satisfy our obligations under our $160.0 million 9.0% senior notes due 2009 and to the lenders under our revolving credit facility;

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

Despite current indebtedness levels, we may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the $160.0 million 9.0% senior notes due 2009 and the terms of our revolving credit facility limit, but do not prohibit, us from incurring additional indebtedness, and our revolving credit facility will provide for borrowings of up to $25.0 million, subject to certain limitations. Any borrowings under our credit facility would be secured and effectively senior to the notes and the guarantees to the extent of the value of the collateral securing such borrowings. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face would intensify.

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

Our ability to meet these obligations is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. If our business does not generate sufficient cash flow from operations, and sufficient future borrowings are not available to us under our revolving credit facility or from other sources of financing, we may not be able to repay the notes or our other debt or satisfy our other contractual commitments, operate our business or fund our other liquidity needs. We cannot assure you that we will be able to obtain additional financing or comply with our obligations with respect to our founding stockholders and warrant holders, particularly because of our anticipated levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt. Our significant contractual obligations, including our obligations to our founding stockholders and the potential issuance of our preferred stock, could make it more difficult for us to effect a financing transaction, including an initial public offering of our common stock. If we cannot meet or refinance our obligations when they are due, we may have to sell assets, reduce capital expenditures or take other actions that could have a material adverse effect on our financial condition and results of operations.

The agreements and instruments governing our debt contain restrictions and could limit our ability to operate our business.

Our revolving credit facility and the indenture governing our $160.0 million 9.0% senior notes due 2009 contain, and any of our future indebtedness could contain a number of significant covenants that will restrict, among other things, our ability and the ability of our subsidiaries to:

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

•              create or permit to exist certain liens; and

•              pledge assets.

These restrictions could limit our ability to obtain future financing, make acquisitions or needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. Furthermore, our revolving credit facility requires us to meet specified financial ratios and tests. Our ability to comply with these provisions may be affected by events beyond our control. The breach of any of these covenants would result in a default under our revolving credit facility, which could place us in default under the indenture governing the notes.

Risks Related to Our Business

Our business is geographically concentrated, and adverse regional conditions or events could adversely affect us.

We currently operate in three metropolitan areas, and our clubs in and around New York City generated approximately 87.7% of our revenues for the nine months ended September 30, 2004. Adverse economic conditions or increased competition in those areas, especially in New York City, could have adverse effects on our financial condition and results of operations. Moreover, a catastrophic event in any of those areas, such as the attacks of September 11, 2001, could adversely affect our members, damage our clubs and harm our business.

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

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than explained below.

The Company has established a formal Disclosure Committee and held its first quarterly meeting in September 2004. In connection with the audit of our financial statements for the year ended December 31, 2003 and for the three month period ended March 31, 2004, we were advised by our auditors, KPMG LLP, of significant deficiencies concerning our internal controls and their operation during the year. The significant deficiencies are as follows: (1) we did not complete timely formal reconciliations between subsidiary records and the general ledger for certain of our balance sheet accounts; and (2) we had clerical and accounting errors that could have been averted through greater management review and approval of reports, statements and reconciliations. In addition, we were advised by our auditors that the Company should hire at least one new director who is considered to be “financially literate” so this person could serve on the audit committee of the Company.

We understand that these significant deficiencies, if unaddressed, could adversely affect our ability to record, process and report financial data consistent with our assertions in the financial statements. Since October of 2003, we have taken steps to strengthen our internal control structure and procedures for financial reporting and our disclosure controls and procedures. In the third quarter of 2003, we hired a new chief financial officer who has significant public company accounting experience. We established a formal disclosure committee that will meet at least once a quarter and will be responsible for establishing and reviewing our disclosure controls and procedures for ensuring the accuracy and completeness of the information contained in our financial statements, books and records. We also anticipate further accounting staff hires, a more formal financial quality review process and other process and system control improvements. We believe that we are appropriately addressing each of these internal control issues, but there can be no assurance that similar or other issues will not arise in the future. As of September 30, 2004 the Company has completed timely formal reconciliations between subsidiary records and the general ledger and significantly reduced clerical errors as a result of greater management review.

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

EQUINOX HOLDINGS, INC.
(Registrant)

DATE: December 13, 2004	By: /s/ SCOTT ROSEN
Scott Rosen
Executive Vice President and Chief Financial Officer
(Principal financial, accounting officer)

DATE: December 13, 2004	By: /s/ HARVEY SPEVAK
Harvey Spevak
Director, President and Chief Executive Officer