Form 10-K
period 2004-12-31
EQUINOX HOLDINGS INC
filed 2005-08-15
CIK 1131608

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

OR

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from

Commission file number: 333-112531

EQUINOX HOLDINGS, INC

(Exact name of Registrant as specified in its charter)

DELAWARE	13-4034296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

895 BROADWAY

NEW YORK, NEW YORK 10003

TELEPHONE: (212) 677-0181

(ADDRESS, ZIP CODE, AND TELEPHONE NUMBER, INCLUDING
AREA CODE, OF REGISTRANTS PRINCIPAL EXECUTIVE OFFICES.)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K.  Yes ☐  No ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant: Not applicable

As of June 1, 2005, there were 9,438,247 shares of Common Stock of the Company outstanding.

TABLE OF CONTENTS

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Item 6. Selected Financial Data

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures

Item 9B. Other Information

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services

PART IV

Item 15. Exhibits and Financial Statement Schedules

PART I

Item 1.     Business

Restatements

Equinox Holdings, Inc. identified certain accounting matters relating to our December 31, 2003 and 2002, consolidated financial statements and 2003 and 2004 interim periods. The matters subject to the restatement adjustments, which are summarized below and discussed in Note 2 to our consolidated financial statements, increased our accumulated deficit by $3.3 million as of December 31, 2004. These adjustments were necessary to (i) properly account for construction allowances received from landlords; (ii) correct the estimated useful lives of certain fixed assets; (iii) correct certain membership fees and other revenue recognition; (iv) correct the recording of certain prepaid commission expense; and (v) record prior period state and local sales tax obligations.

Overview

The terms “Equinox”, “Company”, “we”, “us” and “ours” refer to Equinox Holdings, Inc. and its subsidiaries. Equinox operates under one business segment and is an operator of upscale, full-service fitness clubs that offer an integrated selection of Equinox-branded programs, services and products. As of December 31, 2004, we operate 24 fitness clubs and offer our 77,600 members strength and cardio training, group fitness classes, personal training, spa services and products, apparel, food/juice bars, locker rentals and laundry services. Members are charged a one-time initiation fee and membership dues that vary by type of membership, location and club model. Initiation fees vary by location and club model. Our initiation fees currently range from $245 to $545. Monthly dues for a Select membership range from $127 to $142 at our urban facilities and from $110 to $127 at our suburban facilities. Monthly dues for an All Access membership are currently $147 for all facilities.

History

As of December 31, 1999, Equinox operated 7 fitness clubs in the New York City Metropolitan area. Through December 31, 2004, we added 17 of our current 24 fitness clubs as follows:

•      10 clubs in the New York City Metropolitan Area

•      3 clubs in the Chicago area

•      2 clubs in Los Angeles

•      1 club in San Francisco

•      1 club in Santa Monica

During 2004, we opened the following five clubs:

•      Columbus Circle, New York, New York

•      Highland Park, Chicago

•      Roslyn, New York

•      San Francisco, California

•      Santa Monica, California

Since December 31, 1999, we have increased our membership base by 155%, or 47,200 members, to 77,600 members at December 31, 2004. The increases in the number of clubs and members have attributed to our increase in revenues. Revenue totaled $144.2 million, $115.5 million and $93.4 million for the years ended December 31, 2004, 2003, and 2002, respectively. Total revenues are comprised of membership fees, personal training revenue and other revenue.

Revenue from membership fees, including initiation fees and membership dues, was $95.6 million, $76.2 million and $62.2 million, and as a percentage of total revenue was 66.3%, 66.0% and 66.6%, for the years ended December 31, 2004, 2003, and 2002, respectively.

Revenue from personal training fees was $30.9 million, $25.0 million and $17.7 million, and as a percentage of total revenue was 21.4%, 21.6% and 19.0%, for the years ended December 31, 2004, 2003, and 2002, respectively.

Other revenue, which includes spa services and products, apparel and food/juice bar revenues, locker rentals and laundry services was $17.8 million, $14.3 million and $13.5 million, and as a percentage of total revenue was 12.3%, 12.4% and 14.4%, for the years ended December 31, 2004, 2003, and 2002, respectively.

Recent Events

In January 2004, we opened a fitness club in Columbus Circle in New York City, as well as in Highland Park, a Chicago suburb. In addition to weight training, cardio equipment, various fitness studios and many other offerings, the Columbus Circle and Highland park clubs have 41,000 and 30,700 square feet, respectively, and include a spa, steam room and swimming pool.

In June 2004, we opened a fitness club in Roslyn, a suburb of New York City. In addition to weight training, cardio equipment, various fitness studios and many other offerings, this 24,000 square foot suburban club includes a spa and steam room.

In December 2004, we opened our first fitness clubs in San Francisco and Santa Monica, California. In addition to weight training, cardio equipment, various fitness studios and many other offerings, our San Francisco club has 32,000 square feet and includes a spa, swimming pool and sauna. The Santa Monica fitness club has 29,000 square feet and includes a spa and steam room.

During the second quarter of 2005 we opened a club in San Mateo, California and another club in Mamaroneck, New York.

Strategy

Our strategy is to continue to capitalize on investments in newer clubs, continue opening new clubs in existing markets and enter select new markets, maintain current member retention levels and increase revenues per member.

New clubs - New clubs incur certain fixed operating costs without the benefit of a mature membership base. We estimate that it generally takes up to four years for new clubs to reach a mature membership base.

 Markets - Equinox fitness clubs are typically located in major metropolitan areas. As of December 31, 2004 there were 17 Equinox fitness clubs in the New York City Metropolitan area, four in California in San Francisco, West Hollywood, Santa Monica and Pasadena, and 3 in Chicago, Illinois. Once we have saturated our existing markets, specifically the New York City Metropolitan area, we may encounter difficulties in opening new clubs, as we may not have as much demand at our current pricing structure in other markets and our brand may not be as widely known. Currently, the Company has plans to open six new clubs through November 2005. The following outlines our plans for the six new clubs in both existing markets, as well as the South Beach, Florida area, which is the first Equinox Fitness Club in the Florida market:

•      San Mateo, California- Opened as of April 2005

•      Mamaroneck, New York- Opened as of May 2005

•      South Beach, Florida- September 2005

•      Los Angeles, California- November 2005

•      Chicago, Illinois- October 2005

•      Palos Verdes, California- November 2005

We are actively prospecting various additional sites in existing markets and Florida. Financing for new clubs will be from cash on hand, as well as cash flows from operations. The Company may, if necessary, draw from its $25.0 million line of credit if it requires additional financing.

A service agreement was entered into between Equinox and Eclipse Development Corporation, a company wholly owned by Mr. Paul Boardman, in February 2001, which prohibits Eclipse and Mr. Boardman from performing any services for anyone that competes with our fitness clubs and spa facilities. Eclipse is thinly capitalized and highly dependent upon our business. Equinox continues its contractual relationship with Eclipse, exclusively to provide site selection, acquisition, design, construction, and maintenance services. This arrangement is part of our strategy to keep costs at a minimum. For the years ended December 31, 2004 and 2003, over 90% of our capital expenditures were paid to Eclipse. On January 17, 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Such Interpretation addresses the consolidation of variable interest entities (“VIEs”), including special purpose entities (“SPEs”), that are not controlled through voting interests or in which the equity investors do not bear the residual economic risks and rewards. The provisions of FIN 46 were effective immediately for transactions entered into by the Company subsequent to January 31, 2003 and became effective for all other transactions as of July 1, 2003. However, in October 2003, the FASB permitted companies to defer the July 1, 2003 effective date to December 31, 2003, in whole or in part. On December 24, 2003, the FASB issued a complete replacement of FIN 46 (“FIN 46R”), which clarified certain complexities of FIN 46 and generally requires adoption no later than December 31, 2003 for entities that were considered SPEs under previous guidance and no later than the beginning of the fiscal year following December 15, 2004 for all other entities. Equinox will begin consolidating Eclipse pursuant to FIN 46 as of January 1, 2005. We believe that the impact on the consolidated balance sheet for 2005 will not be material as a result of this change in accounting principle since the historical payments made to Eclipse have been principally for capital expenditures. We anticipate that the consolidation of this entity will reduce net income in 2005. However, we cannot estimate the impact of this change at this time.

Member retention - The Company has determined that retaining members is a key component to its financial results. Equinox emphasizes service, value, quality, expertise, innovation and attention to detail in all of its member offerings, and as a result its retention rate has consistently exceeded the median retention rate of fitness clubs nationwide. Members are encouraged to participate in the Company’s programs and services and to use its facilities frequently. We believe that participating members will get results and will be more likely to renew their memberships and to refer new members. Participating members are also more likely to use high-margin ancillary programs and services, such as personal training and spa services. The typical target member is a well-educated professional between 25 and 55 years of age with significant discretionary income and who considers fitness an essential part of their active lifestyle.

Increase revenue per member - Revenues per member have increased to $2,025 for the year ended December 31, 2004 from $1,966 and $1,895 for the years ended December 31, 2003 and 2002, respectively. The industry average revenue per member was $559 and $584 for the years ended December 31, 2003 and 2002, respectively.

Sales, Membership and Marketing

Sales - Our sales strategy, whether for membership, personal training or other ancillary services and products, focuses on value. Membership advisors are rigorously trained in selling the unique benefits of an Equinox membership and are paid a base salary plus commissions. Commissions are tied to unit sales and overall revenues (both membership and ancillary) generated at the point-of-sale. Advisors are also compensated on a commission basis for membership renewals. This policy encourages membership advisors to focus on attracting new members who will take advantage of ancillary programs and services and ensures that they will maintain contact with members long after the initial sale. We currently employ 83 membership advisors at our 24 fitness clubs as of December 31, 2004. Unlike some fitness club operators, our membership advisors are not individually permitted to modify membership prices. By offering our services to all potential individual customers at the same location at the same price, we are able to carefully control the quality and professionalism of the sales process. Moreover, this ensures that membership advisors emphasize the value and unique benefits of an Equinox membership over price, a strategy that we believe translates into increased sales and ancillary revenues. Our membership advisors convert approximately 40% of all prospects into sales.

The sales process further distinguishes us by providing professional and personalized service. Upon a prospective member’s first visit, the membership advisor will invite him or her on a private tour of the facility. The membership advisors are trained to tailor the tour and the information they provide to the specific interests, goals and concerns of the prospective member. During this process, membership advisors stress our commitment to our members achieving results and enjoying the unique benefits of Equinox, including the complimentary Equifit fitness assessment, and the advantages of personal training, spa services and other amenities. The sales process continues after a prospective member’s initial visit to a club. The membership advisor, following our protocol, diligently follows up with each prospect by phone, mail and e-mail encouraging him or her to join Equinox. Additionally, we encourage the prospect to use the club as a guest and offer three and seven day complimentary guest passes. We enter each prospect’s name, telephone number and address into our database to assist in the follow-up process.

In the second half of 2000, we initiated a corporate membership program targeting professional organizations to generate additional membership growth. This program makes memberships available at discounted rates for members affiliated with these organizations. Within our corporate membership program, no single corporation accounts for more than 2.65% of our gross accounts receivable and 0.4% of total revenue.

Membership -  Membership advisors offer prospective members several membership options. A Select membership offers access to one club, while an All Access membership allows use of all Equinox facilities. With the growth in our club portfolio, we have been diligently up-selling our Select members to All Access memberships, thereby increasing the ratio of All Access memberships to total memberships from 17% in 2000 to 37.7% at December 31, 2004. Because All Access memberships allow members to take advantage of a national portfolio of clubs, facilities near work and home, and different locations with different amenities, we believe that we will be able to further increase this ratio, particularly as we develop more regional urban clusters and expand into suburban markets near these clusters.

We offer two payment options: monthly and paid-in-full. Membership agreements are for a minimum of one year. Paid-in-full members pay an initiation fee and the equivalent of 11 months of membership dues upfront; in return, they receive one free month, for a total of 12 months of membership. Paid-in-full memberships expire after 12 months and need to be renewed annually. We also offer a monthly payment option, which also has a one-year minimum duration, but does not expire unless cancelled. Monthly membership dues are primarily collected through electronic funds transfer, whereby each customer submits a credit card or bank account authorization and is automatically billed each month. As of December 31, 2004, approximately 37.7% of our members had paid-in-full memberships, and the remaining 62.3% had monthly memberships.

We do not discount monthly dues or offer different prices to individuals for the same individual membership at the same location. We do, however, offer certain incentives and or promotions to prospective members, usually in the form of a discount off the initiation fee. Incentives and promotions are approved by management. In general, all individual members at a specific location pay the same dues, but may have paid a different initiation fee at the time they joined based on the approved promotions in place. In addition, we offer a corporate membership program, where we waive our annual initiation fee and discount our annual dues. The total discount equates to approximately a 30%-40% discount in total contract value, depending on the type of membership (Select vs. All Access) over the typical individual membership.

Marketing, advertising and public relations - We maintain an ongoing marketing, advertising and public relations program aimed at increasing our brand recognition and generating sales prospects. In 2004 and 2003, we spent approximately $5.0 million and $4.2 million, or 3.5% and 3.6%, respectively of total operating revenues, on marketing and public relations. In January 2004 we launched our new marketing campaign called “It’s not Fitness. It’s Life.” We reach prospective and existing customers through referrals, direct mail, cable television and print advertisements in publications such as The New York Times, The Los Angeles Times, New York magazine and Hamptons Magazine, as well as other venues such as outdoor advertising on buses and telephone kiosks. We also use the window space of our clubs, which are often in high-traffic areas, to create an integrated brand image.

We believe that member referrals and word of mouth are our most effective means of marketing. To foster this cost effective and efficient source of marketing, we maintain a number of incentives for members to continuously produce new member leads, including a free month’s membership or Equinox gift cards with monetary credit that can be used to purchase Equinox-branded programs, services or products at our clubs. Several times a year we also target former members by direct mail. We launched an advertising campaign in January 2002 around the theme and brand position “Equinox makes you feel good.” This integrated campaign is designed to increase brand awareness and highlight the unique benefits of an Equinox membership.

A separate but integrated public relations effort results in extensive press coverage that affirms the Equinox brand status and profile. We maintain a public relations department that is responsible for pitching ideas as well as responding to press inquiries. We believe that by leveraging our press relationships, we are able to perpetuate the Equinox brand and maintain a high profile in local and national media at a low cost. As part of the public relations strategy, we regularly distribute press releases and stage major press events to introduce new and innovative programming. In addition, an integral part of our marketing strategy involves partnering with premier brands, corporate partners and/or properties that have similar member demographics and characteristics and embrace core values similar to ours. We recently launched a partnership with BMW. In the constant attempt to develop innovative programming, we now offer a fitness program that is based on the competitive BMW driving team’s fitness routine, called the “Ultimate Performance Workout.” In addition to this programming there is a sweepstakes for a complimentary BMW automobile lease. With such programs, we and our partners jointly market our products and services to a group of targeted customers. In addition, we are very active in our local communities. Giving back to selected charities is important to our management team, employees and member base further emphasizing our brand values.

Services

We believe we set the industry standard of excellence with our quality and innovative programming. We believe that a member’s experience and loyalty is driven by the results achieved through group fitness classes, personal training, spa and other service and product offerings. Our core program centers around group fitness, which is included in the price of membership. We offer additional programming, such as personal training, Pilates and spa services, on a fee-for-service basis, thereby generating ancillary revenues. Because of our fully integrated lifestyle platform and our broad range of programming at each club, we believe we generate some of the highest revenues per member in the industry. For the years ended December 31, 2004 and 2003, ancillary programs and services generated approximately 34.0% of our total revenues. We believe ancillary revenues will continue to be a significant source of high-margin growth in the future.

Group fitness -  Categories in our group fitness program, which is included in the price of membership, include cardio and dance, yoga, spinning, body sculpting, core training, kickboxing, aquatics, strength training and conditioning, sports training, boxing and martial arts. Our group fitness program is recognized for its original offerings, quality instruction and comprehensive lifestyle approach. Weekly at each fitness club, we offer on average over 100 classes, many characterized as the “best of the best” by Fitness (February 2004) and New York (March 2005) magazine. Many of these classes are offered only at our facilities. We introduce proprietary new classes each year. We focus on quality, integrity and expertise in the origination of programming, and average class size ranges from 15 to 60 individuals, with participation varying based on the class, location and time offered.

Our group fitness team constantly seeks new and innovative programming and instructors to keep Equinox at the forefront of fitness programming. Each club location maintains its own selection of programming designed to meet the needs of its local demographics. Instructors are carefully selected for their knowledge, expertise and ability to communicate with and motivate members. We pride ourselves on not only identifying and recruiting talent, but also developing our own instructors. Our instructors frequently present at national and international conventions and are often featured in prominent print media such as GQ, Men’s Journal, Allure, Vogue and Self.

Personal training -  We believe personal training is one of the most effective ways to help our members reach their health and fitness goals. Our personal trainers are highly visible throughout each fitness club, assisting members with equipment and providing informal tips on a complimentary basis. Each of our clubs maintains approximately 20-50 personal trainers, depending upon club layout, membership and usage patterns.

Our personal training is customized to meet the needs of each member within our proprietary training methodology and system. Upon enrollment, we give each new member a complimentary 30-minute Equifit fitness assessment and a one-hour personal training session. All personal trainers are instructed to cross sell our offerings, including personal training packages and other services that will help the member achieve his or her goals. This initial contact with the personal trainer is designed to motivate our members to actively participate and purchase additional services. A portion of new members purchase personal training at this time. Our personal training pricing is structured to appeal to the widest demographic. We offer both single- and multi-session packages with price dependent upon the number of sessions and the certification level and experience of the personal trainer. Our personal trainers are divided into three levels based upon education and expertise: Elite, Comprehensive and Elite Plus. All of our personal trainers agree to limit their training activities outside of Equinox, and they earn a commission based on the training revenues they generate. The commission payout increases as trainers attain higher levels of certification, which we believe motivates trainers to sell personal training services and to attain higher levels of certification. As of December 31, 2004 we had approximately 600 personal trainers.

In addition to having a national certification or a relevant college degree, we require all of our personal trainers to participate in our proprietary educational program, the Equinox Fitness Training Institute or EFTI. EFTI not only provides a comprehensive curricula of professional development for our personal trainers but also serves as a primary source of progressive program development. As our trainers complete certain classes provided by EFTI, they are eligible to train at a higher level and earn higher commissions.

The Spa at Equinox - Our spas complement our integrated lifestyle approach to health and fitness by offering an environment in which members can receive massages and facial or body-care services while focusing on relaxation and rejuvenation. We currently operate full-service day spas that have been designed to invoke a sense of luxury and comfort. In addition, we maintain treatment rooms in our other facilities that offer massage services to further integrate the spa concept. Our spas are staffed with knowledgeable and experienced therapists. Our spas are open to both members and non-members.

The Shop - The Shop is our retail business that sells Equinox-branded products and other name brand merchandise that have been carefully selected to complement the Equinox brand image. The Shop has been recognized by Women’s Wear Daily for identifying trends in women’s fitness wear and offering hard-to-find, lesser-known styles and manufacturers before they become popular. Much of The Shop’s product line prominently displays the Equinox logo, providing increased visibility and exposure in addition to reinforcing the brand image. Equinox-branded apparel has been featured in nationally televised programs, such as HBO’s Sex and the City, as well as in prominent consumer publications. With the exception of one location, The Shop operates in all Equinox facilities and is open to both members and non-members. During 2005, we introduced our private label merchandise in our retail shops with insignificant incremental costs to the Company.

Employees

At December 31, 2004, the Company had 2,549 employees, of which 372 were employed full-time.  112 employees were corporate personnel working in the New York City offices. We are not a party to any collective bargaining agreement with our employees. We have not experienced any significant labor shortages and have not had any difficulty in obtaining adequate replacements for departing employees. We consider our relations with our employees to be good.

Competition

Budget clubs offer limited services; primarily free weights and strength-training machines with a modest group fitness class schedule, if any, and usually charge a nominal initiation fee and low monthly membership fees. We do not compete directly with budget clubs, such as those offered by Bally’s, Gold’s Gyms, and other independent clubs, as we do not target customers with the same demographic characteristics as the members of budget clubs.

Full-service clubs offer a combination of workout alternatives, including strength training equipment, free weights, cardio equipment, group fitness and personal training. Full-service clubs, such as those operated by Town Sports International, Crunch, New York Health & Racquet, Multiplex and Lake Shore Athletic Clubs, generally command a premium to the budget clubs and can be further classified based on price and amenities. Our membership fees are higher than many of our full-service competitors. We believe we are able to maintain such pricing based upon the perceived value of our commitment to the member experience combined with our innovative and diverse programming, high-quality member services, club design and standards for operating our facilities.

Urban country clubs, such as the East Bank Club in Chicago and clubs operated by The Sports Club Company, are generally larger than 100,000 square feet, with additional sports facilities such as basketball courts, swimming pools and tennis courts and feature non-fitness amenities such as restaurants, salons, laundry/dry-cleaning services and executive locker rooms. Urban country clubs charge high initiation fees and membership dues. We believe we compare favorably with the urban country clubs, based upon price, the convenience of our numerous locations, and services offered.

In addition, employers, residential buildings, and public and other not-for-profit organizations (including parks, YMCAs and college clubs) offer fitness facilities. These facilities provide alternatives to membership in a commercial fitness club, and constitute a competitive factor in the industry.

We believe several competitive factors influence success in the fitness club business, including convenience, price, customer service, quality of operations, quality programming and ability to secure prime real estate at economical rates. We believe that our integrated, branded lifestyle offering focused on enabling our targeted customer base to get results and the price-to-value relationship, which is very attractive compared to that of our competitors.

Government Regulation

Our operations and business practices are subject to regulation at the federal, state and, in some cases, local levels. State and local consumer protection laws and regulations govern our advertising, sales and other trade practices.

Statutes and regulations affecting the fitness industry have been enacted in states in which we conduct business; many other states into which we may expand have adopted or likely will adopt similar legislation. Typically, these statutes and regulations prescribe certain forms and provisions of membership contracts, afford members the right to cancel a membership contract within a specified time period after signing, require an escrow of funds received from pre-opening sales or the posting of a bond or proof of financial responsibility, and may establish maximum prices for membership contracts and limitations on the term of contracts. In addition, we are subject to numerous other types of federal and state regulations governing the sale of memberships. These laws and regulations are subject to varying interpretations by a number of state and federal enforcement agencies and the courts. We maintain internal review procedures in order to comply with these requirements, and believe that our activities are in substantial compliance with all applicable statutes, rules and decisions.

Under so-called state “cooling-off” statutes, a member has the right to cancel his or her membership for a period of three to ten days (depending on the applicable state law) and, in such event, is entitled to a refund of any initiation fee paid. In addition, our membership contracts provide that a member may cancel his or her membership at any time for medical reasons or if the member relocates a certain distance from the nearest club. The specific procedures for cancellation in these circumstances vary due to differing state laws. In each instance, the canceling member is entitled to a refund of prepaid amounts only. Furthermore, where permitted by law, a cancellation fee is due upon cancellation and we may offset such amount against any refunds owed.

Trademarks

We believe that our trademarks and other proprietary rights are important to our success and we aggressively protect such trademarks. All of our trademarks are either registered or have pending registration applications in the United States. We are not aware of any current or pending suits in connection with our trademarks. We currently utilize five different trademarks. We have trademark registrations or pending trademark applications, principally for Equinox, in an aggregate of 30 countries. We have also registered a series of Internet domain names relating to our business, services and products.

There is no pending trademark litigation against Equinox Holdings. In January 2005, we received a cease and desist letter from Real Age, Inc., which claimed that the use by Equinox of “Bodyage” infringed its trademark rights in Real Age and that the “Bodyage” system employed by Equinox infringed its patent. The Bodyage system calculates an individual’s physical age versus their calendar age based on information such as weight, flexibility, blood pressure, etc.  Polar Inc, the licensor of the technology has agreed to indemnify Equinox in case of a suit.

Equinox Holdings, Inc. was incorporated in 1998 under the laws of the State of Delaware. Our principal executive offices are located at 895 Broadway, 3rd Floor, New York, New York 10003. Our telephone number is (212) 677-0180. We maintain the following web site: www.equinoxfitness.com to provide information about club locations, program offerings and on-line promotions. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available in the Investor Relations section of our website. Information contained on this web site, however, is not incorporated by reference in or otherwise a part of this Form 10-K.

Item 2.     Properties

We operate 24 fitness clubs in four states. We lease all of our facilities, generally with initial terms of 15 years with renewal options. We also lease our corporate offices, which are located in New York City. Our leases generally contain customary terms such as restrictions on transfers and changes in control and requirements that we pay real estate taxes, insurance and maintenance costs.

The following table provides information about our operating fitness clubs as of December 31, 2004:

Location Name	State	Date Opened
Equinox 76th Street, Inc.	New York	September, 1991
Broadway Equinox, Inc.	New York	November, 1993
Equinox 92nd Street, Inc.	New York	November, 1995
Equinox 85th Street, Inc.	New York	August, 1996
Equinox 63rd Street, Inc.	New York	December, -1997
Equinox 54th Street, Inc.	New York	May, 1999
Equinox 50th Street, Inc.	New York	February, 2000
Equinox 43rd Street, Inc.	New York	March, 2000
Equinox 44th Street, Inc.	New York	December, 2000
Equinox Wall Street, Inc.	New York	November, 2000
Equinox Greenwich Avenue, Inc.	New York	December, 2001
Equinox White Plains Road, Inc.	New York	April, 1999
Equinox Pasadena, Inc.	California	November, 2001
Equinox Darien, Inc.	Connecticut	December, 2002
Equinox Lincoln Park, Inc.	Chicago	December, 2002
Equinox Highland Park, Inc.	Chicago	January, 2004
Equinox West Hollywood, Inc.	California	July, 2003
Equinox Tribeca, Inc.	New York	March, 2003
Equinox Woodbury Inc.	New York	April, 2003
Equinox Gold Coast, Inc.	Chicago	December, 2003
Equinox Columbus Centre, Inc.	New York	January, 2004
Equinox Greenvale, Inc.	New York	June, 2004
Equinox Pine Street, Inc.	California	December, 2004
Equinox Fitness Santa Monica, Inc.	California	December, 2004

The Company believes its facilities are suitable and adequate to meet its needs.

Item 3.     Legal Proceedings

We are involved in various claims and lawsuits incidental to our business. However, in the opinion of management, we are adequately insured against such claims and lawsuits involving personal injuries, and any ultimate liability arising out of any proceedings will not individually or in the aggregate have a material adverse effect on our financial condition, cash flow or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year ended December 31, 2004.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Equinox common stock is not listed on any established trading market and there were no stock repurchases during the fourth quarter of 2004.

Item 6.     Selected Financial Data

The following selected financial data should be read in conjunction with, and are qualified by reference to, the financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. We derived the historical financial data as of December 31, 2003 and 2004 and for the years ended December 31, 2002, 2003 and 2004 from our audited consolidated financial statements. We derived the historical financial data as of December 31, 2000, 2001 and 2002 and for the years ended December 31, 2000 and 2001 from our unaudited consolidated financial statements.  As described in Note 2 to the consolidated financial statements, the Company restated its consolidated financial statements for the fiscal years ended December 31, 2003, 2002, 2001 and 2000, including the interim periods for 2003 and 2004.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Statement of Operations ($000’s):
Revenues:
Membership fees	$43,183	$53,230	$62,220	$76,242	$95,567
Personal training	14,133	15,024	17,709	25,000	30,851
Other revenue	5,581	11,039	13,455	14,266	17,754
Total revenues	62,897	79,293	93,384	115,508	144,172
Expenses:
Compensation and related	25,840	31,217	37,537	48,251	58,451
Rent and occupancy	7,969	8,743	10,043	13,534	17,034
General and administrative	11,006	14,586	17,988	24,240	35,656
Other expenses(1)	8,767	2,222	1,477	1,042	817
Depreciation and amortization	4,487	5,938	7,159	10,361	12,935
Total operating expenses	58,069	62,706	74,204	97,428	124,893
Income from operations	4,828	16,587	19,180	18,080	19,279
Other income (expense):
Interest expense	(2,423)	(13,310)	(12,747)	(33,791)	(16,622)
Interest income	122	149	8	132	402
Other income (expense)(2)	—	1,188	(2,869)	900	(3,401)
Total other expense	(2,301)	(11,973)	(15,608)	(32,759)	(19,621)
Income (loss) before (provision for) benefit from income taxes	2,527	4,614	3,572	(14,679)	(342)
Benefit from (provision for) income taxes	3,932	(1,830)	(3,063)	6,740	(1,768)
Net income (loss)	$6,459	$2,784	$509	$(7,939)	$(2,110)

Balance Sheet Data ($000’s):

Cash and marketable securities	$1,017	$2,869	$1,302	$42,779	$27,506

Total assets	84,946	104,105	119,020	200,555	216,467

Total debt	85,481	90,798	95,700	163,999	162,949

Stockholders’ (deficit)	(40,398)	(35,595)	(39,170)	(38,340)	(40,464)

Other Financial Data ($000’s):

Coverage (deficit) earnings to fixed charges(3)	1.57	1.28	1.21	$(14,761)	$(342)
Net cash provided by operating activities	$12,113	$18,895	$19,327	$25,824	$26,627
Net cash used in investing activities	$(22,868)	$(20,771)	$(23,064)	$(32,845)	$(36,729)
Net cash (used in) provided by financing activities	$5,850	$3,669	$2,266	$48,485	$(5,101)
Club Data:
Number of clubs at end of period	11	13	15	19	24
Members at end of period	37,904	45,978	54,911	67,400	77,600
Revenues per average member(4)	$1,905	$1,940	$1,895	$1,966	$2,025
Ancillary revenues as a % of total revenues	31.34%	32.87%	33.37%	33.99%	33.71%
Revenue growth from comparable fitness clubs(5)	19.6%	7.9%	6.5%	9.6%	9.2%

(1)           Includes fees and expenses paid to certain principal stockholders under certain contractual arrangements. See “Related Party Transactions.”

(2)           Consists principally of non-cash charges resulting from the mark-to-market adjustments of our common stock put warrants and our interest rate swap. See “Description of Capital Stock—Common Stock Put Warrants.”

(3)           The ratio (deficit) of earnings to fixed charges has been computed by dividing earnings before income taxes and fixed charges before preferred stock dividends (increased to reflect the pre-tax earnings requirement related thereto) by the fixed charges. Fixed charges consist of interest and related charges on debt, preferred stock dividends and the portion of rentals for real and personal properties in an amount deemed to be representative of the interest factor.

(4)           Based on average number of members for the respective year ended.

(5)           Revenue growth of clubs that had been open for at least 12 months.

See “Management’s Discussion and Analysis” for a discussion of EBITDA and Adjusted EBITDA

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the “Selected Consolidated Financial Data” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

This annual report on Form 10-K contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.

The following discussion makes reference to EBITDA and Adjusted EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation and, amortization. We present EBITDA because we believe it provides investors with useful information regarding our liquidity. Adjusted EBITDA is defined in our credit agreement as EBITDA adjusted for mark-to-market adjustments for our common stock put warrants, stock compensation expense, write-off or other receivables, management fees and expenses paid to our principal stockholders, and non-cash deferred rent. We present Adjusted EBITDA because this measure is a key component in the determination of our compliance with certain covenants under our credit agreement, which may limit the Company’s ability to borrow funds and operate our business.

Investors should be aware that the items excluded from the calculation of EBITDA, such as depreciation and amortization, are significant components in an accurate assessment of our financial performance. EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for net income, cash flows or other consolidated income or cash flow data prepared in accordance with GAAP or as a measure of our profitability or liquidity. In addition, the definitions used by us are unique based on our debt requirements and, therefore, EBITDA may not be the same as other companies and, therefore, would not be comparable.

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Our most significant assumptions and estimates relate to estimated membership life, the allocation and fair value ascribed to the useful lives of fixed and intangible assets, recoverability and impairment of fixed and intangible assets, including goodwill, deferred income tax valuation and valuation of other income and expenses incurred in connection with our common stock warrants.

Estimated membership life - Our one-time member initiation fees and related direct expenses are deferred, and recognized in operations over an estimated membership life of 24 months. This estimated membership life has been derived from actual membership retention experienced by us. Although the average membership life approximated 24 months over each of the past several years; this estimated life could increase or decrease in future periods. Consequently the amount of initiation fees and direct expenses deferred by us would increase or decrease in similar proportion.

Estimated cancellation life - Cancellation refunds are deferred and recognized, as contra revenue, over an estimated average period remaining after a member cancels their contract of five months. This estimated average cancellation period was derived from actual membership cancellations experiences by us. Although the average cancellation period approximated five months over each of the past several years, this estimated life could increase or decrease in future periods. Consequently the amount of refunded membership revenue deferred by us would increase or decrease in similar proportion.

Fixed and intangible assets - Fixed assets are recorded at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which are over the remaining life of the leases for leasehold improvements, and are five years for club equipment, furniture, fixtures and computer equipment and computer software. Expenditures for maintenance and repairs are charged to operations as incurred. The cost and related accumulated depreciation or amortization of assets retired or sold, are removed from the respective accounts and any gain or loss is recognized in operations. The costs related to the implementation and development of web applications, developing HTML web pages, installing developed applications on the web servers and software developed for internal use are capitalized and classified as computer software. In addition, goodwill associated with the purchase of Energywear is tested annually for impairment, and monitored periodically for triggering events that may cause impairment. A third-party valuation specialist performed the annual goodwill impairment test using discounted estimated future cash flows as the criteria for determining fair value. Based on this valuation we determined that as of December 31, 2004, our annual test date, goodwill was not impaired.

Income taxes - The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized, using enacted tax rates, for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net operating loss carry forwards - At December 31, 2004, the Company had aggregate net operating loss carry forwards of $17.7 million for federal tax purposes and $8.0 million for state tax purposes, which will be available to reduce future taxable income through 2023. The Company believes that it is more likely than not that the deferred tax assets generated through December 31, 2004 will be realized.

Common stock put warrants - In December 2000, the Company issued common stock put warrants to purchase 879,214 shares of its common stock. These are marked to market on an annual basis, with the adjustment shown as other income (expense). In estimating the fair market value of the warrants prior to 2004, our assumptions included adjusted EBITDA multiples and other estimates. As of December 31, 2004, a 3rd party performed a valuation of our common stock where estimates were also employed. Future events or circumstances could result in a change to these estimates which could materially impact the fair value of our common stock put warrants.

Equinox

Equinox operates upscale, full-service fitness clubs with spas in the New York City Metropolitan area, with growing operations in Los Angeles and Chicago. We currently operate twenty-four fitness clubs: seventeen in the New York City Metropolitan area, two in Los Angeles, one in San Francisco, one in Santa Monica, and three in Chicago. During 2004, the Company opened five new clubs. In addition, we have six new locations under development, consisting of one in the New York City Metropolitan area, three California clubs in San Mateo (opened as of April 2005), Los Angeles, and Palos Verdes, a new Chicago club, and our first club in South Beach, Florida. As of December 31, 2004, we had approximately 77,600 members.

As used in this section the terms listed below have the following meanings:

Revenue - As club memberships are sold, each member is charged an initiation fee as well as membership dues. The initiation fee is due up front and amortized over the estimated membership life, commencing with the first month of the new member contract. The initial contract period is twelve months. Membership dues for members who pay annual dues up-front (both new membership sales and membership renewals) are amortized over a 12-month period, commencing with the first month of the new member contract or renewal contract, as applicable. Membership dues for members who pay monthly are recognized in the period in which facility access is provided.

Sales commissions and other direct expenditures paid with regard to deferred membership revenue are amortized over the period in which the related revenue is recognized as income. Deferred costs do not exceed related deferred revenue for the periods presented. Such costs are amortized over the life of the membership agreement. Revenues for ancillary services, both individual and series sessions, are deferred and recognized as services are performed. The Company recognizes revenue from merchandise sales at the point of sale. Other income, which consists of license fees paid to the Company under concession and operating agreements, is recognized on a periodic basis according to these agreements.

Compensation and Related Expenses - Compensation and related expenses is comprised of all operations and general and administrative salaries, bonuses, commissions, recruiting expenses and related payroll taxes and benefits.

Rent and Occupancy - Rent and occupancy expense is comprised of rent expense for all of our health clubs and general and administrative offices.

General and Administrative Expense - General and administrative expenses consist primarily of costs for general corporate functions including accounting and legal, bad debt expense, club supplies, utilities, marketing and promotional expenses, utilities and real estate taxes.

Our fixed costs include rent, certain payroll expenses, utilities, janitorial expenses and depreciation. Our variable costs include commissions and other payroll expenses, advertising and supplies. Cost of goods sold for our retail business represents a small portion of our total operating expenses and is included in general and administrative expenses.

When we open a new fitness club, our fixed costs increase, as do our variable costs to a lesser degree, but without the membership revenue base of a mature fitness club. As a new fitness club increases its membership base, fixed costs are typically spread over an increasing revenue base and its club contribution tends to improve. Based on our experience, revenues of a fitness club increase significantly during its first four years of operation. By the end of the first full year of operations, a fitness club has typically achieved modest club contribution. By the end of the second full year of operations, a fitness club has typically generated significantly better club contribution as the member base grows with minimal incremental fixed operating costs. By the end of the fourth full year of operations, a typical fitness club has matured, with memberships at or near capacity. The following table illustrates our fitness club locations, opening dates and months of operations as of December 31, 2004, 2003 and 2002:

Name	Date Club Opened	Months of Operation	2004	2003	2002
Equinox 76th Street, Inc.	09/23/91	159	12	12	12
Broadway Equinox, Inc.	11/27/93	133	12	12	12
Equinox 92nd Street, Inc.	11/08/95	110	12	12	12
Equinox 85th Street, Inc.	08/27/96	100	12	12	12
Equinox 63rd Street, Inc.	12/11/97	84	12	12	12
Equinox White Plains Road, Inc.	04/08/99	69	12	12	12
Equinox 54th Street, Inc.	05/03/99	68	12	12	12
Equinox 50th Street, Inc.	02/03/00	59	12	12	12
Equinox 43rd Street, Inc.	03/09/00	58	12	12	12
Equinox Wall Street, Inc.	11/30/00	49	12	12	12
Equinox 44th Street, Inc.	12/23/00	48	12	12	12
Equinox Pasadena, Inc.	11/28/01	37	12	12	12
Equinox Greenwich Avenue, Inc.	12/30/01	36	12	12	12
Equinox Darien, Inc.	12/12/02	24	12	12	—
Equinox Lincoln Park, Inc.	12/30/02	24	12	12	—
Equinox Tribeca, Inc.	03/22/03	21	12	9	—
Equinox Woodbury Inc.	04/01/03	21	12	9	—
Equinox West Hollywood, Inc.	07/02/03	18	12	6	—
Equinox Gold Coast, Inc.	12/24/03	12	12	—	—
Equinox Highland Park, Inc.	01/29/04	11	11	—	—
Equinox Columbus Centre, Inc.	01/31/04	11	11	—	—
Equinox Roslyn, Inc.	06/22/04	3	6	—	—
Equinox Pine Street	12/23/04	—	—	—	—
Equinox Santa Monica	12/29/04	—	—	—	—
		Total	256	204	156

Currently, thirteen of our twenty-four fitness clubs have been in operation for less than 48 months. Based on the historical performance of our mature fitness clubs, we expect that, even in difficult economic times, our newer fitness clubs will grow significantly faster over the first four years than our average mature fitness club, while requiring only a minimal level of expenditures for maintenance. We expect growth in revenues to continue as recently opened fitness clubs continue to mature. In addition, we expect growth in revenues as we implement long-term strategic plans to expand the brand with new clubs in existing markets and selected new markets and with new programs, services and products. However, we expect significant variability in our results as we implement our plans to bring our total fitness clubs up to approximately 38 by the end of 2006, as our mix of newer and more mature clubs varies.

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

Under so-called state “cooling off” statutes, a member has the right to cancel his or her membership for a period of three days after becoming a member and, in such event, is entitled to a refund of any payment made. In addition, our membership agreements provide that a member may cancel his or her membership at any time for qualified medical reasons or if the member relocates a certain distance away from any of our facilities. The specified procedures for cancellation in these circumstances vary due to differing state laws. In each instance, the canceling member is entitled to cancellation of any further obligation and a refund of prepaid amounts only. Furthermore, where permitted by law, we assess a cancellation fee that we offset against any refunds owed.

Restatement of Previously Issued Financial Statements

(a) On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). In light of this letter, the Company’s management initiated a review of its lease accounting and determined that its then-current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (construction allowances) was not in accordance with GAAP. As a result, the Company restated its consolidated financial statements for the fiscal years ended December 31, 2003, 2002, 2001 and 2000, including the interim periods for 2003 and 2004.

The Company had historically accounted for construction allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and presented construction allowances received as a reduction in capital expenditures in investing activities on the consolidated statements of cash flows. Management determined that it had not complied with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” which requires these allowances to be reclassified to a deferred rent liability in the consolidated balance sheets and allowances received as a component of operating activities in the consolidated statements of cash flows. As a result, Management determined that the Company had a material weakness in its internal controls over financial reporting at December 31, 2004.  Additionally, this adjustment resulted in a reclassification of the deferred rent amortization from “Depreciation and amortization” to “Rent and occupancy” in the consolidated statements of income.

The correction of this accounting error required the Company to reclassify additional “Deferred rent” and adjust “Property and equipment, net” in the consolidated balance sheets for the years ended December 31, 2003 and 2002. These adjustments resulted in an equal increase in “Property and Equipment, net” and “Deferred Rent” of $5,843,133 and $1,674,695, respectively.

These adjustments resulted in increases to “Purchases of property and equipment” and “Deferred rent” on the consolidated statements of cash flows of $5,843,133 and $1,674,695 for the years ended December 31, 2003 and 2002, respectively.

Additionally, these adjustments resulted in the reclassification of the deferred rent amortization from “Depreciation and amortization” to “Rent and occupancy” costs in the consolidated statements of income.  Depreciation expense was increased for previously amortized construction allowances and “Rent and occupancy” expense was decreased by $439,706 and $176,155, for the years ended December 31, 2003 and 2002, respectively.

(b) The Company also reviewed its policy with regard to estimating the useful lives of its fixed assets and discovered that certain capitalized assets were incorrectly being assigned longer than appropriate lives. As a result, those assets’ useful lives were decreased accordingly. This adjustment resulted in an increase to “Depreciation and amortization” and a decrease to “Property and equipment, net” of approximately $171,028 and $133,094, for the years ended December 31, 2003 and 2002, respectively.

(c) The Company had previously not recorded prior state and local sales tax obligations related to certain services provided, maintenance supplies purchased and capital expenditures. The Company had received advice from outside counsel indicating that certain sales tax matters did not exist related to spa services that were being provided. This guidance was ultimately determined to be incorrect. This resulted in an increase to “Accrued expenses,” “General and administrative,” “Interest expense,” and “Property and equipment, net.” For the years ended December 31, 2003 and 2002, these adjustments resulted in; (i) an increase to “Accrued expense” of $398,574 and $413,198; (ii) an increase to “General and administrative” of approximately $286,787 and $361,961; (iii) an increase to “Interest expense” of $98,610 and $38,964 and; (iv) an increase to “Property and equipment, net” of $13,177 and $12,273.

(d) The Company reviewed its policies and procedures with regard to commission expense and determined that commission expense was not previously recognized properly. As a result the Company changed its policy to recognize actual commission expense over the associated period. This correction resulted in an increase/(decrease) to “Prepaid and other current assets” and a corresponding increase/(decrease) to “Compensation and related” expense of $49,192 and ($34,974), for the years ended December 31, 2003 and 2002, respectively.

(e) The Company reviewed its revenue recognition policies and procedures with regard to its ancillary services and determined that certain ancillary services revenue was prematurely recognized, when billed. As a result of this finding, the Company determined that it is appropriate to recognize revenue for services in the period the services are provided.  Toward this end, the Company identified the following revenue recognition errors as they relate to membership fees and corrected them as follows:

The Company reviewed its revenue recognition policies and procedures with regard to its locker rental, childcare, spa and Pilates services and determined that such revenues were prematurely recognized when billed. As a result of this finding, the Company determined that it is appropriate to recognize revenue for these services in the period which the services are provided. This correction resulted in a decrease to “Other revenue” and a corresponding increase to “Deferred Revenue” of $181,205 and $159,645, for the years ended December 31, 2003 and 2002, respectively.

The Company reviewed its revenue recognition policies and procedures with regard to members’ contract freezes and the related contract extension, and determined that the members’ contract period was not being extended for the months that were frozen. As a result of this finding, the Company determined that it is appropriate to recognize the monthly membership revenue for the extended contract in the periods that facility access is provided. This correction resulted in a decrease to “Membership fees” and a corresponding increase to “Deferred Revenue” of $19,851 and $98,981, for the years ended December 31, 2003 and 2002, respectively.

The Company reviewed its revenue recognition policies and procedures with regard to membership cancellations (e.g., members may cancel contracts for medical conditions and certain other reasons) and short-term dues and determined that such fees recorded as contra revenue were incorrectly recognized over a period of 12 months. As a result of this finding, the Company analyzed historical cancellations and short-term dues and determined that it is more accurate to offset the contract revenue over the average life of the remaining contract which was determined to be five months. This correction resulted in a decrease to “Membership fees” and a corresponding increase to “Deferred Revenue” of $66,557 and $521,699, for the years ended December 31, 2003 and 2002, respectively.

The Company reviewed its revenue recognition policies and procedures with regard to renewals of annual membership contracts and determined that in certain cases the contract date used for revenue recognition purposes was not consistent with the date facility access was first provided to the member. As a result of this finding, the Company analyzed member contracts for facility access start dates and corrected revenue recognition to coincide with facility access. In addition, in certain cases, the Company offered an additional month of facilities access as an incentive to a member to renew his or her contract. Historically, the Company only recognized the contract value over the life of the contract period, excluding the additional incentive month. As a result of this finding, the Company added the incentive month to the contract period and recognized the revenue accordingly. This correction resulted in a decrease to “Membership fees” and a corresponding increase to “Deferred Revenue” of $112,504 and $397,581, for the years ended December 31, 2003 and 2002, respectively.

The Company reviewed its revenue recognition policies and procedures with regard to members who transfer to/from residential and corporate membership types, and determined that revenue for the related transfer membership was improperly recognized when billed. As a result of this finding, the Company has corrected this revenue recognition process and recognized revenue over the periods that facilities access is provided. This correction resulted in an increase/(decrease) to “Membership fees” and a corresponding increase/(decrease) to “Deferred Revenue” of $59,281 and ($681,188) for the years ended December 31, 2003 and 2002, respectively.

The Company reviewed its revenue recognition policies and procedures with regard to gift cards, and determined that complimentary gift cards were not recognized as a liability at the time of issuance. As a result of this finding, the Company calculated the liability for such cards and adjusted the liability accordingly. This correction resulted in a decrease to “Membership fees” and a corresponding increase to “Deferred Revenue” of $298,345 and $31,758 for the years ended December 31, 2003 and 2002, respectively.

The total corrections to our revenue recognition policies and procedures resulted in a decrease in “Membership fees” of $437,976 and $1,731,207 for the years ended December 31, 2003 and 2002, respectively, and a corresponding increase to “Deferred revenue” in each of the respective periods. The resulting adjustment to “Other revenue” was a decrease of $181,205, and $159,645 for the years ended December 31, 2003 and 2002, respectively, and a corresponding increase to “Deferred revenue”.

(f) The aggregate tax benefit of the above adjustments was $551,274 and $1,075,368 for the years ended December 31, 2003 and 2002, respectively.

The total net effect of all restatement adjustments discussed above was an increase of  $3,265,476 and $2,590,000 to the Company’s accumulated deficit as of December 31, 2003  and December 31, 2002, respectively.

The impact of the restatements to the Company’s Consolidated Statement of Income for the year ended December 31, 2003 is as follows (amounts in 000’s):

	As previously reported	Adjustments	Ref.	Restated
Membership fees	$75,677	$(438)	(e)	$76,242
		1,003	(r)
Personal training	25,000	—		25,000
Other revenue	15,450	(181)	(e)	14,266
		(1,003)	(r)
Total revenue	116,127	(619)		115,508
Expenses:
Compensation and related	48,202	49	(d)	48,251
Rent and occupancy	16,646	(440)	(a)	13,534
		(2,672)	(r)
General and administrative	21,280	288	(c)	24,240
		2,672	(r)
Related-party management fees	1,007	—		1,007
Stock compensation	35	—		35
Depreciation and amortization	9,750	440	(a)	10,361
		171	(b)
Total operating expenses	96,920	508		97,428
Income from operations	19,207	(1,127)		18,080
Other income (expense):
Interest expense	(33,693)	(98)	(c)	(33,791)
Interest income	132	—		132
Other income	900	—		900
Total other expense	(32,661)	(98)		(32,759)
Income before benefit from income taxes	(13,454)	(1,225)		(14,679)
Benefit from income taxes	6,189	551	(f)	6,740
Net loss	$(7,265)	$(674)		$(7,939)

(r) Certain reclassifications have been made to prior years to conform to the current year presentation.

The impact of the restatements to the Company’s Consolidated Statement of Income for the year ended December 31, 2002 is as follows (amounts in 000’s):

	As previously reported	Adjustments	Ref.	Restated
Membership fees	$63,369	$(1,731)	(e)	$62,220
		582	(r)
Personal training	17,709	—		17,709
Other revenue	14,196	(159)	(e)	13,455
		(582)	(r)
Total revenue	95,274	(1,890)		93,384
Expenses:
Compensation and related	37,572	(35)	(d)	37,537
Rent and occupancy	11,870	(176)	(a)	10,043
		(1,651)	(r)
General and administrative	15,976	361	(c)	17,988
		1,651	(r)
Related-party management fees	1,164	—		1,164
Stock compensation	313	—		313
Depreciation and amortization	6,850	176	(a)	7,159
		133	(b)
Total operating expenses	73,745	459		74,204
Income from operations	21,529	(2,349)		19,180
Other income (expense):
Interest expense	(12,708)	(39)	(c)	(12,747)
Interest income	8	—		8
Other expense	(2,869)	—		(2,869)
Total other expense	(15,569)	(39)		(15,608)
Income (loss) before benefit from (provision for) income taxes	5,960	(2,388)		3,572
Benefit from (provision for) income taxes	(4,137)	1,074	(f)	(3,063)
Net income (loss)	$1,823	$(1,314)		$509

(r) Certain reclassifications have been made to prior years to conform to the current year presentation.

The impact of the restatements to the Company’s Consolidated Statements of Changes in Stockholders’ Deficit is as follows (amounts in 000’s):

	As previously reported	Adjustments	As restated
Accumulated Deficit as of December 31, 2002	$(110,719)	$(2,590)	$(113,309)

Accumulated Deficit as of December 31, 2003	$(118,103)	$(3,265)	$(121,368)

The impact of the restatements to the Company’s Consolidated Balance Sheet as of December 31, 2003 is as follows (amounts in 000’s):

	As previously reported	Adjustments	Ref.	Restated
Assets
Current assets:
Cash	$42,709	$—		$42,709
Marketable securities	70	—		70
Accounts receivable, net of allowance for doubtful accounts	1,546	—		1,546
Deferred income taxes	2,526	2,676	(f)	5,202
Prepaid expenses and other current assets	8,970	(200)	(d)	8,770
Total current assets	55,821	2,476		58,297
Property and equipment, net	114,628	8,776	(a),(b),(c)	123,404
Deferred income taxes	4,375	—		4,375
Other assets	5,015	—		5,015
Goodwill, net	2,503	—		2,503
Deferred financing costs, net,	6,961	—		6,961
Total assets	$189,303	$11,252		$200,555

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,087	$—		$1,087
Accrued expenses	4,248	1,145	(c)	5,393
Deferred revenue	24,966	3,783	(e)	28,749
Current installments of long-term debt	123	—		123
Current installments of capital lease obligations	1,252	—		1,252
Due to affiliated entities	787	—		787
Total current liabilities	32,463	4,928		37,391
Deferred revenue	495	—		495
Long-term debt, excluding current installments	161,501	—		161,501
Capital lease obligations, net of current installments	1,123	—		1,123
Deferred rent	16,206	9,589	(a)	25,795
Common stock put warrants	9,654	—		9,654
Due to founding stockholders	2,936	—		2,936
Total long term liabilities	191,915	9,589		201,504
Total liabilities	224,378	14,517		238,895
Commitments and contingencies
Stockholders’ deficit:
Common stock	94	—		94
Additional paid-in capital	82,920	—		82,920
Accumulated other comprehensive income	14	—		14
Accumulated deficit	(118,103)	(3,265)	(f)	(121,368)
Total stockholders’ deficit	(35,075)	(3,265)		(38,340)
Total liabilities and stockholders’ deficit	$189,303	$11,252		$200,555

The impact of the restatements to the Company’s Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2003 and 2002 are as follows (amounts in 000’s):

	2003	2002

Net cash provided by operating activities as previously reported	$16,271	$17,641
Adjustment:	5,836	1,686
Net cash provided by operating activities as restated	$22,107	$19,327

Net cash used in investing activities as previously reported	$(27,009)	$(21,377)
Adjustment:	(5,836)	(1,687)
Net cash used in investing activities as restated	$(32,845)	$(23,064)

Results of Operations

The following table sets forth our results of operations as a percentage of revenue for the periods indicated:

	For the years ended December 31,
	2004	2003	2002
		% of Revenue
		(Restated)	(Restated)
Revenues:
Membership fees	66.3%	66.0%	66.6%
Personal training	21.4%	21.6%	19.0%
Other revenue	12.3%	12.4%	14.4%
Total revenue	100.0%	100.0%	100.0%
Expenses:
Compensation and related	40.5%	41.7%	40.2%
Rent and occupancy	11.8%	11.7%	10.8%
General and administrative	24.7%	21.0%	19.3%
Related-party management fees and expenses	0.6%	0.9%	1.2%
Stock compensation expense	0.0%	0.0%	0.3%
Depreciation and amortization	9.0%	9.0%	7.7%
Total operating expenses	86.6%	84.3%	79.5%
Income from operations	13.4%	15.7%	20.5%
Other income (expense):
Interest expense	-11.5%	-29.3%	-13.6%
Interest income	0.3%	0.1%	0.0%
Other income (expense)	-2.4%	0.8%	-3.1%
Total other expense	-13.6%	-28.4%	-16.7%
Income before provision for income taxes	-0.2%	-12.7%	3.8%
Benefit from (provision for) income taxes	-1.3%	5.8%	-3.3%
Net income (loss)	-1.5%	-6.9%	0.5%

Certain reclassifications have been made to the 2002 and 2003 financial statements to conform with the 2004 presentation.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

Revenues - Total revenues were $144.2 million in fiscal 2004, as compared to $115.5 million in fiscal 2003, an increase of $28.7 million, or 24.8%. Membership fees increased to $95.6 million in fiscal 2004, an increase of approximately $19.3 million, or 25.3%, from $76.2 million in the prior year. Personal training revenue increased to $30.9 million in fiscal 2004, an increase of approximately $5.9 million, or 23.4%, from $25.0 million in fiscal 2003. Other revenue increased to $17.8 million in fiscal 2004, an increase of approximately $3.5 million, or 24.5%, from $14.3 million. These increases in revenue can be attributed to an increase in our membership base and price increases. Our membership base increased to 77,600 as of December 31, 2004, an increase of approximately 10,200 members, or 15.1% from December 31, 2003. This increase in members predominantly resulted from recently opened clubs. In addition to an overall increase in our membership base, our pricing structure at all clubs for members increased by approximately 2.5%, varying by revenue type. Revenue from non-members was immaterial.

Compensation and Related Expenses - Compensation and related expenses increased to $58.5 million for the year ended December 31, 2004, an increase of $10.2 million, or 21.1%, from $48.3 million in the prior year. This increase is primarily due to an increase in employees to 2,549, from 2,128, and a 25.5% increase in total months of club operations to 256 months for 2004, from approximately 204 months in 2003. As a percentage of total revenue, compensation and related expenses decreased to 40.5% in 2004 from 41.7% in the prior year. This decrease as a percentage of revenue is due to a change in our mix of clubs. There are more clubs in operation in 2004 with mature membership levels than in 2003. The revenue from these clubs offsets the compensation expense. Had the mix been more new clubs as a percentage of total clubs than the prior year, compensation as a percentage of revenue could have increased.

Rent and Occupancy - Rent and occupancy expense increased to $17.0 million for the year ended December 31, 2004, an increase of $3.5 million, or 25.9%, from $13.5 million in the prior year. This increase was primarily due to additional rent and related expenses incurred in connection with our new clubs opened during 2004, a 25.5% increase in total months of club operations to 256 months for 2004 from approximately 204 months in 2003. As a percentage of revenue, rent and occupancy expense increased slightly to 11.8% in 2004 from 11.7% in the prior year.

General and Administrative Expenses - General and administrative expenses increased to $35.6 million in fiscal 2004, an increase of $11.4 million, or 47.1%, from $24.2 million in the prior year. In connection with a landlord dispute, we incurred $2.2 million in legal costs and $1.0 million in additional parking fees during 2004 as compared to $327,000 for parking incurred in 2003. Parking fees and legal costs were expenses as incurred. On February 25, 2005, a judgment was entered requiring the landlord to provide parking for our customers, and to reimburse Equinox for prior parking costs of approximately $1.3 million dollars (this contingent benefit has not yet been recorded).  The judgment also contemplates us recovering some or all of the legal fees and costs incurred in prosecuting this action. The landlord has been reimbursing us for parking costs since the court issued its tentative decision in December 2004. The landlord filed post trial motions, which are scheduled for hearing in April 2005. In addition, general and administrative expenses increased as a result of: (i) $1.0 million of additional costs associated with our ancillary products and club supplies, (ii) an increase in utilities by $2.0 million, (iii) a $1.6 million additional investment in marketing and advertising over the prior year, (iv) a $1.7 million increase in repairs and maintenance, (v) a $503,000 increase in credit card fees, (vi) an $867,000 increase in office expenses, and (vii) a $358,000 increase in telecom costs over the prior year. As a percentage of revenue, general and administrative expenses increased to 24.7% from 21.0% in the prior year.

Related-Party Management Fees and Expenses - Related party management fees and expenses decreased to $817,000 from $1.0 million in the prior year. Related party management fees and expenses represents contractual annual fees of $800,000 for consulting services plus expenses due to our investors related to our recapitalization agreement. As a percentage of revenue, related party management fees and expenses decreased to 0.6% from 0.9% for the prior year.

Stock Compensation Expense - In connection with the granting of stock options to non-employees, we recognized stock compensation expense of approximately $35,000 for the year ended December 31, 2003. There was no stock option expense during 2004.

Depreciation and Amortization - Depreciation and amortization expense increased to $12.9 million, an increase of $2.6 million from $10.4 million in the prior year. This increase is due to approximately $36.8 million of fixed asset additions, principally for leasehold improvements in connection with our new club openings during 2004 compared to $32.8 million in the prior year.

Total Operating Expenses - Total operating expenses increased to $124.9 million, an increase of $27.5 million, or 28.2%, from $97.4 million in the prior year. This increase is due primarily to (i) additional compensation costs, (ii) rent and occupancy expenses and (iii) other expenses related to a 25.5% increase in total months of club operations to 256 months for 2004 from approximately 204 months in 2003, which includes five new clubs opened during 2004. As a percentage of revenue, operating expenses increased to 86.6% in 2004 from 84.3% in the prior year. This increase as a percentage of revenue is due to higher general and administrative and depreciation expenses as compared to the prior year.

Other Expense - Other expense decreased to $19.6 million for the year ended December 31, 2004, a decrease of $13.1 million, or 40.1%, from $32.7 million in the prior year. This decrease was primarily due to a decrease in our interest expense during 2004. Interest expense during 2004 is predominantly related to our Senior Notes due 2009. In addition, during 2004, the Company incurred other expense of approximately $3.5 million in connection with the mark-to-market of common stock put warrants. Interest expense during 2003 included (i) the repayment of certain debt in connection with our Senior Notes due 2009, (ii) interest expense on our Senior Notes due 2009, line of credit, term loan, original issue discount and prepayment penalties of $23.4 million, (iii) $5.8 million in deferred financing costs related to our prior debt that were written-off, and (iv) $3.2 million of accelerated interest that was included in the $5.0 million paid to our founding shareholders. In addition, we incurred approximately $592,000 of interest costs related to the offering of our Senior Notes due 2009. Other interest costs including interest under capital leases totaled approximately $300,000. The 2003 mark-to-market of common stock put warrants resulted in approximately $900,000 of other income.

Provision for (benefit from) Income Taxes - The provision for income taxes was $1.8 million in fiscal 2004 as compared to a benefit of $6.7 million in fiscal 2003, an increase of $8.5 million. Our effective tax rate in fiscal 2004 increased to 516.9% from (46.0%) in fiscal 2003, primarily as the result of the loss before income taxes in 2003, permanent differences relating to mark-to-market adjustment for the common stock put warrants issued to the holders of our senior subordinated notes and the impact of state and local taxes in the jurisdictions in which we operate our fitness clubs.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Revenues - Total revenues were $115.5 million in fiscal 2003 as compared to $93.4 million in fiscal 2002, an increase of $22.1 million, or 23.7% from the prior year. Membership fees increased to $76.2 million in fiscal 2003, an increase of approximately $14.0 million, or 22.5%, from $62.2 million in the prior year. Personal training revenue increased to $25.0 million in fiscal 2003, an increase of approximately $7.3 million, or 41.2%, from $17.7 million in fiscal 2002. Other revenue increased to $14.3 million in fiscal 2003, an increase of approximately $800,000, or 6.0%, from $13.5 million in the prior year. These increases in revenue are primarily due to an increase in our membership base as well as pricing increases. Our membership base increased to 67,400 at December 31, 2003, an increase of approximately 12,500 members, or 22.7% from December 31, 2002. This increase in members was predominantly related to recently opened and new clubs. In addition to an overall increase in our membership base, our pricing structure increased by approximately 3%. Revenues from non-members were immaterial.

Compensation and Related Expenses - Compensation and related expenses increased to $48.3 million for the year ended December 31, 2003, an increase of $10.7 million or 28.5% from $37.5 million for the prior year. This increase was due to a 31.6% increase in employees to 2,128 from 1,622, and a 30.8% increase total months of club operations to 204 months for 2003 from approximately 156 months in 2002. In addition, our personal trainers’ wages increased consistently with the increase in our personal training revenue. As a percentage of total revenue, compensation and related expenses increased to 41.7% from 40.2% in the prior year. This increase was due to new clubs added in 2003, which had not reached maximum membership capacity and incurred fixed compensation and related expenses. In addition compensation related expenses for general and administrative staff increased slightly.

Rent and Occupancy - Rent and occupancy expense increased to $13.5 million for the year ended December 31, 2003, an increase of $3.5 million, or 34.8%, from $10.0 million in the prior year. This increase was due to additional rent and related expenses incurred in connection with our four new clubs opened during 2003, a 30.8% increase in total months of club operations to 204 months for 2003 from approximately 156 months in 2002, which included the four new clubs, additional office space, and increased property taxes. As a percentage of revenue, rent and occupancy expense increased to 11.7%, from 10.8% in the prior year. This increase as a percentage of revenue was due to new clubs, which by definition had not reached maximum membership capacity and incurred fixed rent and occupancy expenses.

General and Administrative Expenses - General and administrative expenses increased to $24.2 million for the year ended December 31, 2003, an increase of $6.3 million, or 34.8%, from $18.0 million in the prior year. This increase was due to (i) a $623,000 in additional expenses associated with our ancillary products and club supplies, (ii) a $385,000 increase in credit card fees, (iii) $1.9 million increase in utilities, (iv) an $179,000 increase in advertising, (v) a $525,000 increase in insurance expense; (vi) a $1.1 million increase in legal expense; (vii) a $528,000 increase in telecom costs and a $1.1 million increase in other operating expenses. These increases were primarily due to a 30.7% increase in total months of club operations to 204 months for 2003, from approximately 156 months in 2002. In addition, we had $700,000 in expenses associated with our refinancing and continued investments in our finance department, information technology and marketing. As a percentage of total revenue, general and administrative expenses increased to 21.0%, from 19.3%, in the prior year.

Related Party Management Fees and Expenses - Related party management fees and expenses decreased to $1.0 million from $1.2 million in the prior year. Related management fees and expenses represents contractual annual fees of $800,000 for consulting services plus expenses due to our investors related to our recapitalization agreement.

Stock Compensation Expense - In connection with the granting of stock options to non-employees, we recognized stock compensation expense of approximately $35,000 and $313,000 for the years ended December 31, 2003 and 2002, respectively. This decrease was due to a decrease in common stock option grants.

Depreciation and Amortization - Depreciation and amortization expense increased to $10.4 million, an increase of $3.2 million from $7.2 million in the prior year. This increase was due to approximately $32.8 million of fixed asset additions, principally for leasehold improvements in connection with our new club openings during 2003 compared to $23.0 million for the prior year.

Total Operating Expenses - Total operating expenses increased to $97.4 million, an increase of $23.2 million, or 31.3%, from $74.2 million in the prior year. This increase was due primarily to higher compensation costs, rent and occupancy and other expenses related to a 30.8% increase in total months of club operations to 204 months for 2003 from approximately 156 months in 2002. As a percentage of revenue, operating expenses increased to 84.3% from 79.5% in the prior year. This increase as a percentage of revenue was due to new clubs, which had not reached maximum membership capacity and incurred fixed rent and occupancy expenses upon the clubs opening.

Other Expense - Other expense increased to $32.7 million for the year ended December 31, 2003, an increase of $17.1 million, or 109.9%, from $15.6 million in the prior year. This increase was primarily due to the interest expense paid in connection with the repayment of certain debt in connection with our offering of Senior Notes due 2009 at the end of 2003, and included interest expense on our senior notes, line of credit, term loan, original issue discount and prepayment penalties of $23.4 million, $5.8 million in deferred financing costs related to our prior debt that were written-off, and $3.2 million of accelerated interest that was included in the $5.0 million paid to our founding shareholders. In addition we incurred approximately $592,000 of interest costs related to our offering of our Senior Notes due 2009. Other interest costs including interest under capital leases totaled approximately $300,000.

Provision for (benefit from) Income Taxes - The benefit for income taxes was $6.7 million in fiscal 2003, as compared to a provision of $3.0 million in fiscal 2002, an increase of $9.7 million. Our effective tax rate in fiscal 2003 decreased to (46.0)% from 85.8% in fiscal 2002, primarily as the result of the loss before income taxes in 2003, permanent differences relating to mark-to-market adjustment for the common stock put warrants issued to the holders of our senior subordinated notes and the impact of state and local taxes in the jurisdictions in which we operate fitness clubs.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the development of new fitness clubs, debt service requirements and other capital expenditures necessary to maintain existing facilities. Our regular cash requirements consist principally of scheduled payments of principal and interest on outstanding indebtedness, capital expenditures and lease expenses. In June and December 2004 we made our first semiannual interest payments of approximately $7.2 million each, on our Senior Notes due 2009. In addition to these and other regular liquidity requirements, liquidity requirements include our obligation to pay up to $15.0 million to our founding stockholders on the earlier of a qualified public offering, a change of control or December 15, 2010, if the internal rate of return of our equity sponsors exceeds a specified amount, and approximately $800,000 plus expenses, annually to our principal investors for consulting services. Based on the Company’s current earnings, it was highly uncertain as to whether or not this payment will be required. In addition, commencing on December 15, 2006, holders of a majority interest in the common stock put warrants will have a right to require us to use our best efforts to purchase all of our outstanding warrants at fair market value if we have not previously consummated a qualifying initial public offering of our common stock. Although each warrant holder will receive preferred stock equal to the value of its warrant if we fail to purchase the warrants within 60 days, such a demand, if made, could result in additional liquidity requirements. The future value of the warrants cannot presently be predicted, but we expect it to be material. The fair value of the warrants, as marked to market at December 31, 2004, was approximately $13.2 million. Based upon our current level of operations and the anticipated maturation of our immature club base, we believe that the proceeds from the offering of our Senior notes due 2009 and the entering into of our new senior secured revolving credit facility, our cash flow from operations and available cash will be adequate to meet our short and long term liquidity requirements, including our plan to expand to approximately 38 clubs by 2006. We estimate each club opening requires between $4.0 million and $9.0 million, depending on size and location, as well as approximately $100,000 of capitalized expenses annually to maintain existing clubs. Clubs undergo major renovations every five to seven years which range from $500,000 to $1.0 million.

Our credit facility was undrawn at December 31, 2004, with availability subject to specified actions with respect to collateral and subject to a borrowing base formula. The revolving credit facility will help enable us to fund our plans to expand and develop new fitness clubs in existing markets and in select new markets. Our revolving credit facility contains restrictive affirmative and negative covenants and financial covenants including leverage ratios, an interest coverage ratio and capital expenditure and dividend payment restrictions. The facility is guaranteed by all of our existing and future domestic subsidiaries and secured by substantially all our assets, other than real property leases, but including capital stock of our subsidiaries and cash and deposit accounts.

Our significant contractual obligations, including our obligations to our founding stockholders, could make it more difficult for us to effect a financing transaction, including an initial public offering of our common stock. In addition, our common stock is not publicly traded and therefore equity financing is not available to us on the same basis as it is for companies that have publicly traded stock.

We included the following information with respect to Adjusted EBITDA because it is a key component in the determination of our compliance with certain of the covenants under our past and current credit agreements. Under the indenture for our Senior Notes Due 2009, we are required to deliver annual and quarterly financial information in the time periods prescribed by the rules of the SEC. As of April 15, 2005, the extended deadline for the filing of our Form 10-K, we have been in default under those information delivery obligations. Under our credit agreement, we are required to deliver financial information within 90 days after the end of such fiscal year, quarterly information within 45 days after the end of such quarter and monthly information within 30 days of each month. Presently, there are no outstanding borrowings under the Credit Agreement. The filing of this Form 10-K will cure violation under both the indenture and the credit agreement with respect to these information delivery obligations for the annual information. We are also in violation under both our indenture and Credit Agreement in the provision of financial information for the first and second quarters of 2005, for which we expect to cure with the filing of these quarterly statements.

Under the terms of our current credit agreement, we are required to comply with specified financial ratios and test, including a maximum leverage ratio.  The maximum leverage ratio specifies that the pro forma ratio of total debt to Adjusted EBITDA must be less than or equal to 5.0 to 1.0 at December 31, 2004, which decreases ratably to 3.0 to 1.0 at December 31, 2008. If we fail to meet the ratio test, as well as other ratios and tests, our ability to operate our business will be significantly limited. Pursuant to our credit agreement, the aggregate amount of capital expenditures (as defined therein) for any Fiscal Year may not exceed $60.0 million. If the entire amount of capital expenditures permitted in any period set forth above is not utilized, we may carry it forward to the immediately succeeding period only: (i) 100% of such unutilized amount up to an aggregate amount of $15.0 million and (ii) 50% of the unutilized amount in excess of $15,000,000 (in each case with capital expenditures made in such succeeding period applied last to such carried forward amount).

Under our credit facility, our interest coverage ratio as of the last day of each fiscal quarter ending during the periods set forth below to be less than the ratio set forth below for such period:

Period	Ratio
Closing Date through December 31, 2004	1.55
January 1, 2005 through December 31, 2005	2.05
January 1, 2006 through December 31, 2006	2.55
January 1, 2007 and thereafter	3.10

As of December 31, 2004 our interest coverage ratio is 1.59. Since we have not drawn on our credit facility, we are not required to comply with these financial covenants.

The following table reconciles net income (loss) to EBITDA, and illustrates components of Adjusted EBITDA, as that amount is used in our calculations under the covenants contained in our credit facility:

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Net (loss)/income	$(2,110)	$(7,939)	$509
Depreciation and amortization	12,935	10,361	7,159
Provision for (benefit from) income taxes	1,768	(6,740)	3,063
Interest expense, net of interest income	16,220	33,659	12,739
EBITDA(a)	28,813	29,341	23,470
Components of Adjusted EBITDA:
Stock compensation expense	—	35	313
Related-party management fees and expenses(b)	817	1,007	1,164
Other (income) expense(c)	3,526	(900)	2,869
Non-cash deferred rent	2,082	2,496	1,088
Adjusted EBITDA	$35,238	$31,979	$28,904
Total debt as defined	$162,949	$163,999	$95,700
Ratio of total debt to Adjusted EBITDA	4.62	5.13	3.31

(a)                                  We define EBITDA as net (loss)/income before interest expense, income taxes and depreciation and amortization. We present EBITDA because we believe it provides investors with useful information regarding our liquidity, including compliance under our debt covenants. Adjusted EBITDA is defined in our $25.0 million credit agreement as EBITDA, adjusted for mark-to-market adjustments for our common stock put warrants, stock compensation expense, write-off of other receivables, management fees and expenses paid to our principal stockholders and non-cash deferred rent. Non-cash deferred rent expense reflects the difference between accrued rent expense in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and cash rent expense actually paid in a given period, which difference is typically positive in the early years of a lease and negative in the later years of a lease. EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP. We present the components of Adjusted EBITDA because this measure is a key component in the determination of our compliance with certain covenants under our credit agreement as more fully described in our liquidity section of our Management’s Discussion and Analysis contained herein. EBITDA and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income, cash flows, or other consolidated income (loss) or cash flow data presented in accordance with GAAP or as a measure of our liquidity or financial condition. Because EBITDA and Adjusted EBITDA are not measures determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as discussed may not be comparable to other similarly titled measures of other companies.

(b)                                 As discussed under “Related Party Transactions,” we are contractually obligated to make these cash payments and such payments are not subordinated to the notes. However, we are presenting these adjustments to provide a clearer indication of the EBITDA and Adjusted EBITDA associated with our operations.

(c)                                  Consists of non-cash charges resulting from the mark-to-market adjustments of our common stock put warrants and our interest rate swap. See “Description of Capital Stock—Common Stock Put Warrants.” Under the terms of our credit facility definitions, this line item must be added back to net income (loss) in calculating Adjusted EBITDA.

The following table reconciles EBITDA to net cash provided by operating activities (amounts in thousands):

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)

EBITDA	$28,813	$29,341	$23,470
Adjustments to reconcile EBITDA to net cash provided by operating activities:
Allowance for doubtful accounts, net of write-offs	(52)	23	11
Interest expense	(14,874)	(18,306)	(10,046)
Changes in fair market value of put warrants	3,526	(888)	2,849
Write-off of other receivables	—	—	169
Stock compensation expense	—	35	313
Accretive interest expense related to payable to founding stockholders	562	3,723	677
Deferred rent	3,948	7,925	2,586
Current portion of income taxes	(1,395)	—	(1,725)
Changes in operating assets and liabilities:
Accounts receivable	(386)	(59)	237
Due (to) from affiliates	(1,296)	787	176
Prepaid expenses and other current assets	268	(2,373)	(3,024)
Other assets	168	259	(585)
Accounts payable	192	160	(527)
Accrued expenses	1,562	(666)	759
Deferred revenue	5,591	5,863	3,987
Net cash provided by Operating activities	$26,627	$25,824	$19,327

Operating Activities - Net cash provided by operating activities was $26.6 million for the year ended December 31, 2004 as compared to $25.8 million for the year ended December 31, 2003. The increase in cash provided by operating activities was primarily due to a reduction in our net loss, an increase in accrued expenses, deferred revenue and improved profitability of our recently opened fitness clubs and five new clubs opened during 2004, partially offset by payments to affiliated entities and new fitness clubs opened in fiscal 2004 which are operating at margins lower than those of mature and other recently opened clubs. We receive dues and program and services fees either (i) during the month services are rendered, or (ii) when paid-in-full, in advance. As a result, we typically do not have significant accounts receivable. We record deferred liabilities for revenue received in advance in connection with dues and services paid-in-full and for initiation fees paid at the time of enrollment. Initiation fees received are deferred and amortized over a 24 month period, which represents the approximate average life of a member. As we increase the number of clubs open, we expect we will continue to have deferred revenue balances that reflect services and dues that are paid-in-full in advance at levels similar to, or greater than, those currently maintained. The deferred revenue balances represent cash received in advance of services performed, and does not represent liabilities that must be funded with cash. If we encounter difficulties in increasing our membership base, our operating cash flow would decrease. We plan to finance operations through operating cash flows.

Net cash provided by operating activities increased to $25.8 million from $19.3 million for the years ended December 31, 2003 and 2002, respectively. Non-cash items such as interest and depreciation offset our increase in our net loss.

Investing Activities - Primarily as a result of our expansion efforts, we invested $36.7 million in capital expenditures for new clubs opened or being developed during the year ended December 31, 2004 as compared to $32.8 million during fiscal 2003.

Net cash used in investing activities was $32.8 million and $23.0 million for the years ended December 31, 2003 and 2002, respectively. We expect to continue investing in capital expenditures in accordance with our expansion strategy.

Financing Activities -  Net cash used by financing activities was $5.1 million, which was predominantly used for the repayment of capital leases and the funding of restricted cash (related to collateralization of letters of credit) for the year ended December 31, 2004, as compared to $48.5 million of net cash provided by financing activities during fiscal 2003. During 2003, we completed our private offering of $160.0 million of 9% Senior Notes due 2009, a new lender purchased $25.0 million of senior notes and certain existing shareholders purchased additional shares of common stock for $10.0 million. We used the net proceeds of approximately $152.0 million from our offering of Senior Notes due 2009 to (i) repay our existing revolving credit facility of $16.9 million, (ii) repay the entire outstanding principal amount plus accrued interest of our senior notes due 2007 of $55.7 million, (iii) repay the entire principal amount plus accrued interest of $53.3 million of senior subordinated notes due 2008, (iv) redeem $1.3 million of our preferred stock and (v) pay our founding stockholders a contractually required amount of $5.0 million. We used the proceeds to pay down our existing revolving credit facility, leaving approximately $15.1 million of net proceeds.

Net cash provided by financing activities was approximately $48.5 million for the year ended December 31, 2003 as compared to $2.3 million of net cash used in financing activities for the year ended December 31, 2002. In March 2002, we distributed $4.4 million (representing escrowed proceeds) to the Founding Stockholders in accordance with the applicable transaction agreements.

Contractual and Commercial Commitments Summary

Our aggregate long-term debt, capital lease obligations, operating lease obligations and other material contractual obligations as of December 31, 2004 are as follows:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt(1)	$233,296,487	$14,512,701	$29,046,160	$188,934,822	$802,804
Capital lease obligations(2)	1,786,637	810,061	763,328	213,248	—
Operating lease obligations	303,917,902	19,865,479	39,520,409	40,787,444	203,744,570
Payment to Founding Stockholders(3)	15,000,000	—	—	—	15,000,000
Common stock put warrants(4)	13,179,417	—	13,179,417	—	—
Purchase obligations	—	—	—	—	—
	$567,180,443	$35,188,241	$82,509,314	$229,935,514	$219,547,374

(1) The long-term debt contractual cash obligations include principal and interest requirements. Semi-annual interest payments of $7.2 million commenced on June 15, 2004 and are payable on June 15 and December 15 thereafter until December 15, 2009.

(2) Capital lease obligations represent principal and interest payments.

(3) Represents the maximum obligation under the recapitalization agreement to pay the Founding Stockholders upon the earlier of a qualified public offering, a change of control or December 15, 2010, if the internal rate of return of our equity sponsors exceeds a specified amount, and approximately $800,000 plus expenses, annually to our principal investors for consulting services.

(4) Includes the obligation to purchase the common stock put warrants at fair market value if we have not consummated a qualifying initial public offering of our common stock prior to December 15, 2006. The amount presented is the fair market value of the warrants at December 31, 2004 and has been calculated using a third party valuation; the actual fair market value at the time of any purchase will not be based upon a Black-Scholes calculation and could vary materially from the amount presented.

Factors that May Affect Our Operating Results

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects”, “anticipates”, “intends”, “believes”, or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, prospective investors should carefully consider the following information in addition to the other information set forth herein. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Risks Related to Our Substantial Debt

Our substantial indebtedness could have a material adverse effect on our financial health and our ability to obtain financing in the future and to react to changes in our business.

We have a significant amount of debt. As of December 31, 2004, we had approximately $162.9 million of debt outstanding. Our significant amount of debt and other contractual commitments could have important consequences holders of our Senior Notes due 2009. For example, it could:

• make it more difficult for us to satisfy our obligations under our Senior Notes due 2009 and to the lenders under our revolving credit facility;

• increase our vulnerability to adverse economic and general industry conditions;

•require us to dedicate a substantial portion of our cash flow from operations to principal and interest payments on our debt, which would reduce the availability of our cash flow from operations to fund capital expenditures or other general corporate purposes;

•limit our flexibility in planning for, or reacting to, changes in our business and industry;

•place us at a disadvantage compared to competitors that have proportionately less debt;

•limit our ability to borrow additional funds in the future, if we need them; and

•prevent us from obtaining financing to repurchase the Senior Notes due 2009 upon a change of control or otherwise limit our ability to make such repurchase.

The terms of the indenture governing the Senior Notes due 2009 and the terms of our revolving credit facility limit us from incurring additional indebtedness, and our revolving credit facility will provide for borrowings of up to $25.0 million, subject to certain limitations. Any borrowings under our credit facility would be secured and effectively senior to the notes and the guarantees to the extent of the value of the collateral securing such borrowings. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that they and we now face would intensify.

Our ability to generate the significant amount of cash needed to make payments on and otherwise satisfy the notes and our other debt and contractual commitments and to operate our business depends on many factors beyond our control.

Our ability to make payments on and otherwise satisfy the notes and our other debt and contractual commitments and to fund working capital needs and planned capital expenditures and expansion plans will depend on our ability to generate cash and secure financing in the future. Among our contractual commitments are (1) contractual payments to our founding stockholders on the earlier of a qualified public offering, a change of control or December 15, 2010 and (2) a contingent obligation to use our best efforts to purchase common stock put warrants representing approximately 8% of our fully-diluted equity (as of the date hereof), at their fair market value if a majority of the warrant holders so require following December 15, 2006 if a qualifying initial public offering of our common stock has not previously occurred. We cannot assure holders of our Senior Notes due 2009 that we will be able to satisfy our obligations to purchase the warrants or that a dispute relating to our use of “best efforts” will not arise. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our ability to meet these obligations is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond our control. If our business does not generate sufficient cash flow from operations, and sufficient future borrowings are not available to us under our revolving credit facility or from other sources of financing, we may not be able to repay the notes or our other debt or satisfy our other contractual commitments, operate our business or fund our other liquidity needs. We cannot assure holders of our Senior Notes due 2009 that we will be able to obtain additional financing or comply with our obligations with respect to our founding stockholders and warrant holders, particularly because of our anticipated levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt. Our significant contractual obligations, including our obligations to our founding stockholders, could make it more difficult for us to effect a financing transaction, including an initial public offering of our common stock. If we cannot meet or refinance our obligations when they are due, we may have to sell assets, reduce capital expenditures or take other actions that could have a material adverse effect on our financial condition and results of operations.

The agreements and instruments governing our debt contain restrictions and could limit our ability to operate our business.

Our revolving credit facility and the indenture governing our Senior Notes due 2009 contain, and any of our future indebtedness could contain a number of significant covenants that will restrict, among other things, our ability and the ability of our subsidiaries to:

•pay dividends or make other distributions;

•make certain investments or acquisitions;

•enter into transactions with affiliates;

•dispose of assets or enter into business combinations;

•incur or guarantee additional debt;

•issue equity;

•repurchase or redeem equity interests and debt;

•create or permit to exist certain liens; and

•pledge assets.

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

We currently operate in three metropolitan areas, and our clubs in and around New York City generated approximately 87.7% of our revenues for the year ended December 31, 2004. Adverse economic conditions or increased competition in those areas, especially in New York City, could have adverse effects on our financial condition and results of operations. Moreover, a catastrophic event in any of those areas, such as the attacks of September 11, 2001, could adversely affect our members, damage our clubs and harm our business.

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

We intend to increase our number of fitness clubs from 24 at December 31, 2004 to approximately 38 by the end of 2006. Currently, we consider nine out of our 24 fitness clubs to be mature (i.e., open for 48 months or longer at the beginning of the fiscal year). Successful implementation of this growth strategy will require considerable expenditures before any significant associated revenues are generated. In addition, many of our existing clubs are still relatively new. We cannot assure you that our existing immature or future fitness clubs will generate revenues and cash flow comparable with those generated by our existing mature clubs.

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

Our operations and business practices are subject to federal, state and local government regulations in the various jurisdictions in which our fitness centers are located, including:

•general rules and regulations of the Federal Trade Commission, state and local consumer protection agencies and state statutes that prescribe provisions of membership contracts and that govern the advertising, sale, financing and collection of membership fees and dues; and

•state and local health regulations and building codes.

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

The interests of our controlling shareholders may be in conflict with the interests of holders of our Senior Notes due 2009.

Funds managed by North Castle Partners, L.L.C. and J.W. Childs Associates, L.P. indirectly own approximately 93% of our outstanding common stock and together have the ability to elect a majority of the board of directors and generally to control the affairs and policies of our company. Circumstances may occur in which the interests of either North Castle or J.W. Childs, as our shareholders, could be in conflict with the interests of the holders of our Senior Notes due 2009. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, their interests as equity holders and as counterparties to a consulting agreement might conflict with the interests of holders of our Senior Notes due 2009.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risks

We do not believe that we have any significant risk related to interest rate fluctuations since we currently only carry fixed-rate debt. We invest our excess cash in highly liquid short-term investments. These investments are not held for trading or other speculative purposes. We do not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 8.                                                           Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Equinox Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Equinox Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity (deficit) and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Equinox Holdings, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, stockholders’ deficit and comprehensive income, and cash flows for the years ended December 31, 2003 and 2002.

New York, New York

August 11th, 2005

EQUINOX HOLDINGS, INC.

Consolidated Balance Sheets

(in thousands)

	December 31,
	2004	2003
		(Restated)
Assets
Current assets:
Cash	$27,506	$42,709
Marketable securities	—	70
Accounts receivable—members, less allowance for doubtful accounts as of December 31, 2004 and 2003 of $60 and $112, respectively	1,984	1,546
Deferred income taxes (Note 13)	10,774	5,202
Due from affiliated entities	509	—
Prepaid expenses and other current assets (Note 5)	8,502	8,770
Total current assets	49,275	58,297
Property and equipment, net	150,784	123,404
Deferred income taxes	—	4,375
Other assets	7,448	5,015
Goodwill, net (Note 3)	2,503	2,503
Deferred financing costs, net (Note 9)	6,457	6,961
Total assets	$216,467	$200,555

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,279	$1,087
Accrued expenses (Note 7)	6,955	5,393
Deferred revenue	34,217	28,749
Current installments of long-term debt	113	123
Current installments of capital lease obligations	739	1,252
Due to affiliated entities	—	787
Total current liabilities	43,303	37,391
Deferred revenue	619	495
Long-term debt, excluding current installments (Note 9)	161,184	161,501
Capital lease obligations, net of current installments (Note 8)	913	1,123
Deferred rent (Note 16)	32,667	25,795
Common stock put warrants (Note 10)	13,179	9,654
Due to founding stockholders (Note 4)	3,497	2,936
Deferred income taxes	1,569	—
Total long term liabilities	213,628	201,504
Total liabilities	256,931	238,895
Commitments and contingencies
Stockholders’ deficit:
Common stock, $0.01 par value. Authorized 20,000,000 shares 9,443,247 shares issued and outstanding as of December 31, 2004 and 2003.	94	94
Additional paid-in capital	82,920	82,920
Accumulated other comprehensive income	—	14
Accumulated deficit	(123,478)	(121,368)
Total stockholders’ deficit	(40,464)	(38,340)
Total liabilities and stockholders’ deficit	$216,467	$200,555

See accompanying Notes to the Consolidated Financial Statements.

EQUINOX HOLDINGS, INC.

Consolidated Statements of Income

(in thousands)

	For the years ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Membership fees	$95,567	$76,242	$62,220
Personal training	30,851	25,000	17,709
Other revenue	17,754	14,266	13,455
Total revenue	144,172	115,508	93,384
Expenses:
Compensation and related	58,451	48,251	37,537
Rent and occupancy	17,034	13,534	10,043
General and administrative	35,656	24,240	17,988
Related-party management fees	817	1,007	1,164
Stock compensation	—	35	313
Depreciation and amortization	12,935	10,361	7,159
Total operating expenses	124,893	97,428	74,204
Income from operations	19,279	18,080	19,180
Other income (expense):
Interest expense	(16,622)	(33,791)	(12,747)
Interest income	402	132	8
Other income (expense)	(3,401)	900	(2,869)
Total other expense	(19,621)	(32,759)	(15,608)
Income (loss) before (provision for) benefit from income taxes	(342)	(14,679)	3,572
(Provision for) benefit from income taxes	(1,768)	6,740	(3,063)
Net income (loss)	$(2,110)	$(7,939)	$509

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders’ Deficit and Comprehensive Income (Loss)

Years ended December 31, 2004, 2003 (Restated), and 2002 (Restated)

(in thousands)

	Preferred shares	Preferred stock	Common shares	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Accumulated Deficit	Total
Balance, December 31, 2001 (as reported)	109	$1,095	8,605	$86	$72,530	$35	$(108,065)	$(34,319)
Adjustments	—	—	—	—	—		(1,275)	(1,275)
Balance, December 31, 2001 (restated)	109	$1,095	8,605	$86	$72,530	$35	$(109,340)	$(35,594)
Net income (restated)	—	—	—	—	—	—	509	509
Unrealized loss on available for sale securities	—	—	—	—	—	(34)	—	(34)
Comprehensive income (restated)	—	—	—	—	—	—	—	475
Options granted	—	—	—	—	313	—	—	313
Accrued dividends on preferred stock	11	114	—	—	—	—	(114)	—
Payment of escrowed restricted cash to former shareholders	—	—	—	—	—	—	(4,364)	(4,364)
Balance, December 31, 2002 (restated)	120	$1,209	8,605	$86	$72,843	$1	$(113,309)	$(39,170)
Net loss (restated)	—	—	—	—	—	—	(7,939)	(7,939)
Unrealized gain on available for sale securities	—	—	—	—	—	13	—	13
Comprehensive loss (restated)	—							(7,926)
Issuance of common stock to investors for cash	—	—	833	8	9,992	—	—	10,000
Options exercised	—	—	5	—	50	—	—	50
Options granted	—	—	—	—	35	—	—	35
Payment of preferred capital to former shareholders	(120)	(1,329)	—	—	—	—	—	(1,329)
Accrued dividends on preferred stock	—	120	—	—	—	—	(120)	—
Balance, December 31, 2003 (restated)	—	$—	9,443	$94	$82,920	$14	$(121,368)	$(38,340)
Net loss	—	—	—	—	—	—	(2,110)	(2,110)
Unrealized gain on available for sale securities	—	—	—	—	—	(14)	—	(14)
Comprehensive loss								(2,124)
Balance, December 31, 2004	—	$—	9,443	$94	$82,920	$—	$(123,478)	$(40,464)

See accompanying Notes to the Consolidated Financial Statements.

EQUINOX HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$(2,110)	$(7,939)	$509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,935	10,361	7,159
Allowance for doubtful accounts, net of write-offs	(52)	23	11
Interest expense	1,346	15,353	2,693
Changes in fair market value of common stock put warrants	3,526	(888)	2,849
Write-off other receivables	—	—	169
Stock compensation expense	—	35	313
Accretive interest expense related to payable to founding stockholders	562	3,723	677
Deferred rent	3,948	7,925	2,586
Deferred income taxes	373	(6,740)	1,338
Changes in operating assets and liabilities:
Accounts receivable – members	(386)	(59)	237
Due (to) from affiliated entities, net	(1,296)	787	176
Prepaid expenses and other current assets	268	(2,373)	(3,024)
Other assets	168	259	(585)
Accounts payable	192	160	(527)
Accrued expenses	1,562	(666)	759
Deferred revenue	5,591	5,863	3,987
Net cash provided by operating activities	26,627	25,824	19,327
Cash flows from investing activities:
Redemption (purchase) of marketable securities	56	—	—
Purchases of property and equipment	(36,785)	(32,845)	(23,064)
Net cash used in investing activities	(36,729)	(32,845)	(23,064)
Cash flows from financing activities:
Payment to repurchase and retire preferred shares pursuant to the recapitalization	—	(1,328)	—
Proceeds from long-term debt	205	185,000	—
Payment of deferred financing costs	(856)	(9,421)	—
Proceeds from issuance of common stock to existing shareholders for cash	—	10,051	—
Distributions to founding shareholder group	—	(5,000)	—
(Increase) decrease in restricted cash	(2,618)	(3,717)	4,424
Payment of restricted cash to founding shareholder group	—	—	(4,364)
Repayment of note payable	(520)	(125,898)	(7,053)
Repayment of capital lease obligations	(1,312)	(1,627)	(1,541)
Proceeds from notes payable	—	425	10,800
Net cash (used) provided by financing activities	(5,101)	48,485	2,266
Net (decrease) increase in cash and cash equivalents	(15,203)	41,464	(1,471)
Cash at beginning of year	42,709	1,245	2,716
Cash at end of year	$27,506	$42,709	$1,245

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$14,806	$17,748	$9,956
Income taxes	$53	$1,293	$1,718
Supplemental disclosure of non-cash investing and financing activities:
Capital lease obligations entered into for fitness equipment	$570	$917	$869
Deferred rent capitalized during build-out	$2,924	$2,282	$1,610

See accompanying Notes to the Consolidated Financial Statements.

EQUINOX HOLDINGS, INC.

Notes to Consolidated Financial Statements

(1) Description, Organization and Development of Business

Description of Business

Equinox Holdings, Inc. (the Company) is engaged in the operation of full service fitness clubs under the trade name “Equinox Fitness Club” in New York, California, Illinois and Connecticut.

Organization and Development of Business

The Company was formed on January 1, 1999 and consolidates the following wholly owned subsidiaries: Equinox 76th Street, Inc.; Broadway Equinox, Inc.; Equinox 92nd Street, Inc.; Equinox 85th Street, Inc.; Equinox 63rd Street, Inc.; Equinox White Plains Road, Inc.; Equinox 54th Street, Inc.; Equinox 50th Street, Inc.; Equinox 43rd Street, Inc.; Equinox 44th Street, Inc.; Equinox Wall Street, Inc.; Energy Wear, Inc.; Equinox Greenwich Avenue, Inc.; Equinox Fitness Pasadena, Inc.; Equinox Darien, Inc.; Equinox Lincoln Park, Inc.; Equinox Tribeca, Inc.; Equinox Columbus Circle, Inc.; Equinox West Hollywood, Inc.; Equinox Woodbury, Inc.; Equinox Gold Coast, Inc.; Equinox Tribeca Office, Inc.; Equinox Highland Park, Inc.; Equinox Great Neck, Inc.; Equinox Westwood, Inc.; Equinox Palos Verdes, Inc.; Equinox San Mateo, Inc.; Equinox Newport Beach, Inc.; Equinox South Beach, Inc.; Equinox Wellness Center; Westchester Health and Fitness, Inc.; Equinox Management Company, Inc.; and The Equinox Group, Inc.

During 2002, the Company opened fitness clubs in Darien, Connecticut and Lincoln Park in Chicago, Illinois. Additionally, the Company formed the following companies for which related fitness clubs (and corporate office in the case of Equinox Tribeca Office, Inc.) remained unopened as of December 31, 2002: Equinox West Hollywood, Inc.; Equinox Woodbury, Inc.; Equinox Gold Coast, Inc.; Equinox Tribeca Office, Inc.; and Equinox Highland Park, Inc.

During 2003, the Company opened fitness clubs in Tribeca (New York City), Woodbury, New York, West Hollywood, California, North Michigan in Chicago, Illinois and the corporate offices located adjacent to the Tribeca fitness club. The Company also formed the following companies for which related fitness clubs remained unopened as of December 31, 2003: Equinox Roslyn, Inc., Equinox Pine Street, Inc., Equinox Fitness Santa Monica, Inc., and Equinox Mamaroneck, Inc.

During 2004, the Company opened fitness clubs in Columbus Circle (New York City), Highland Park, Chicago, Roslyn, New York, and San Francisco and Santa Monica, California.

(2) Restatement of Previously Issued Financial Statements

(a) On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). In light of this letter, the Company’s management initiated a review of its lease accounting and determined that its then-current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (construction allowances) was not in accordance with GAAP. As a result, the Company restated its consolidated financial statements for the fiscal years ended December 31, 2003, 2002, 2001 and 2000, including the interim periods for 2003 and 2004.

The Company had historically accounted for construction allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and presented construction allowances received as a reduction in capital expenditures in investing activities on the consolidated statements of cash flows. Management determined that the Company had not complied with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” which requires these allowances to be reclassified to a deferred rent liability on the consolidated balance sheets and allowances received as a component of operating activities on the consolidated statements of cash flows. As a result, Management determined that the Company had a material weakness in its internal controls over financial reporting at December 31, 2004.  Additionally, this adjustment resulted in a reclassification of the deferred rent amortization from “Depreciation and amortization” to “Rent and occupancy” on the consolidated statements of income.

 The correction of this accounting error required the Company to reclassify additional “Deferred rent” and adjust “Property and equipment, net” on the consolidated balance sheets for the years ended December 31, 2003 and 2002. These adjustments resulted in an equal increase in “Property and Equipment, net” and “Deferred Rent” of $5,843,133 and $1,674,695, respectively.

These adjustments resulted in increases to “Purchases of property and equipment” and “Deferred rent” on the consolidated statements of cash flows of $5,843,133 and $1,674,695 for the years ended December 31, 2003 and 2002, respectively.

Additionally, these adjustments resulted in the reclassification of the deferred rent amortization from “Depreciation and amortization” to “Rent and occupancy” costs on the consolidated statements of income.  Depreciation expense was increased for previously amortized construction allowances and “Rent and occupancy” expense was decreased by $439,706 and $176,155, for the years ended December 31, 2003 and 2002, respectively.

(b) The Company also reviewed its policy with regard to estimating the useful lives of its fixed assets and discovered that certain capitalized assets were incorrectly being assigned longer than appropriate lives. As a result, certain assets’ useful lives were decreased accordingly. This adjustment resulted in an increase to “Depreciation and amortization” and a decrease to “Property and equipment, net” of $172,028 and $133,094, for the years ended December 31, 2003 and 2002, respectively.

(c) The Company had previously not recorded prior state and local sales tax obligations related to certain services provided, maintenance supplies purchased and capital expenditures. The Company had received advice from outside counsel indicating that certain sales tax matters did not exist related to spa services that were being provided. This guidance was ultimately determined to be incorrect. This resulted in an increase to “Accrued expenses,” “General and administrative,” “Interest expense,” and “Property and equipment, net.” For the years ended December 31, 2003 and 2002, these adjustments resulted in; (i) an increase to “Accrued expense” of $398,574 and $413,198; (ii) an increase to “General and administrative” of $286,787 and $361,961; (iii) an increase to “Interest expense” of $98,610 and $38,964 and; (iv) an increase to “Property and equipment, net” of $13,177 and $12,273, respectively.

(d) The Company reviewed its policies and procedures with regard to commission expense and determined that commission expense was not previously recognized properly. As a result the Company changed its policy to recognize actual commission expense over the associated period. This correction resulted in an increase/(decrease) to “Prepaid and other current assets” and a corresponding increase/(decrease) to “Compensation and related” expense of $49,192 and ($34,974), for the years ended December 31, 2003 and 2002, respectively.

(e) The Company reviewed its revenue recognition policies and procedures with regard to its ancillary services and determined that certain ancillary services revenue was prematurely recognized, when billed. As a result of this finding, the Company determined that it is appropriate to recognize revenue for services in the period the services are provided as per Staff Accounting Bulletin No. 104, “Revenue Recognition, corrected copy.”  Toward this end, the Company identified the following revenue recognition errors as they relate to membership fees and corrected them as follows:

The Company reviewed its revenue recognition policies and procedures with regard to its locker rental, childcare, spa and Pilates services and determined that such revenues were prematurely recognized when billed. As a result of this finding, the Company determined that it is appropriate to recognize revenue for these services in the period which the services are provided. This correction resulted in a decrease to “Other revenue” and a corresponding increase to “Deferred Revenue” of $181,205 and $159,645, for the years ended December 31, 2003 and 2002, respectively.

The Company reviewed its revenue recognition policies and procedures with regard to members’ contract freezes and the related contract extension, and determined that the members’ contract period was not being extended for the months that were frozen. As a result of this finding, the Company determined that it is appropriate to recognize the monthly membership revenue for the extended contract in the periods that facility access is provided. This correction resulted in a decrease to “Membership fees” and a corresponding increase to “Deferred Revenue” of $19,851 and $98,981, for the years ended December 31, 2003 and 2002, respectively.

The Company reviewed its revenue recognition policies and procedures with regard to membership cancellations (e.g., members may cancel contracts for medical conditions and certain other reasons) and short-term dues and determined that such fees recorded as contra revenue were incorrectly recognized over a period of 12 months. As a result of this finding, the Company analyzed historical cancellations and short-term dues and determined that it is more accurate to offset the contract revenue over the average life of the remaining contract which was determined to be five months. This correction resulted in a decrease to “Membership fees” and a corresponding increase to “Deferred Revenue” of $66,557 and $521,699, for the years ended December 31, 2003 and 2002, respectively.

The Company reviewed its revenue recognition policies and procedures with regard to renewals of annual membership contracts and determined that in certain cases the contract date used for revenue recognition purposes was not consistent with the date facility access was first provided to the member. As a result of this finding, the Company analyzed member contracts for facility access start dates and corrected revenue recognition to coincide with facility access. In addition, in certain cases, the Company offered an additional month of facilities access as an incentive to a member to renew his or her contract. Historically, the Company only recognized the contract value over the life of the contract period, excluding the additional incentive month. As a result of this finding, the Company added the incentive month to the contract period and recognized the revenue accordingly. This correction resulted in a decrease to “Membership fees” and a corresponding increase to “Deferred Revenue” of $112,504 and $397,581, for the years ended December 31, 2003 and 2002, respectively.

The Company reviewed its revenue recognition policies and procedures with regard to members who transfer to/from residential and corporate membership types, and determined that revenue for the related transfer membership was improperly recognized when billed. As a result of this finding, the Company has corrected this revenue recognition process and recognized revenue over the periods that facilities access is provided. This correction resulted in an increase/(decrease) to “Membership fees” and a corresponding increase/(decrease) to “Deferred Revenue” of $59,281 and ($681,188) for the years ended December 31, 2003 and 2002, respectively.

The Company reviewed its revenue recognition policies and procedures with regard to gift cards, and determined that complementary gift cards were not recognized as a liability at the time of issuance. As a result of this finding, the Company calculated the liability for such cards and adjusted the liability accordingly. This correction resulted in a decrease to “Membership fees” and a corresponding increase to “Deferred Revenue” of $298,345 and $31,758 for the years ended December 31, 2003 and 2002, respectively.

The corrections to our revenue recognition policies and procedures resulted in a decrease in “Membership fees” of $437,976 and $1,731,207 for the years ended December 31, 2003 and 2002, respectively, and a corresponding increase to “Deferred revenue” in each of the respective periods. The resulting adjustment to “Other revenue” was a decrease of $181,205, and $159,645 for the years ended December 31, 2003 and 2002, respectively, and a corresponding increase to “Deferred revenue”.

(f) The aggregate tax benefit of the above adjustments was $551,274 and $1,075,368 for the years ended December 31, 2003 and 2002, respectively.

The total net effect of all restatement adjustments was an increase of $3,265,476 and $2,590,000 to the Company’s accumulated deficit as of December 31, 2003  and December 31, 2002, respectively.

The impact of the restatements to the Company’s Consolidated Statements of Income for the year ended December 31, 2003 is as follows (amounts in 000’s):

	As previously reported	Adjustments	Ref.	Restated
Membership fees	$75,677	$(438)	(e)	$76,242
		1,003	(r)
Personal training	25,000	—		25,000
Other revenue	15,450	(181)	(e)	14,266
		(1,003)	(r)
Total revenue	116,127	(619)		115,508
Expenses:
Compensation and related	48,202	49	(d)	48,251
Rent and occupancy	16,646	(440)	(a)	13,534
		(2,672)	(r)
General and administrative	21,280	288	(c)	24,240
		2,672	(r)
Related-party management fees	1,007	—		1,007
Stock compensation	35	—		35
Depreciation and amortization	9,750	440	(a)	10,361
		171	(b)
Total operating expenses	96,920	508		97,428
Income from operations	19,207	(1,127)		18,080
Other income (expense):
Interest expense	(33,693)	(98)	(c)	(33,791)
Interest income	132	—		132
Other income	900	—		900
Total other expense	(32,661)	(98)		(32,759)
Income before benefit from (provision for) income taxes	(13,454)	(1,225)		(14,679)
Benefit for income taxes	6,189	550	(f)	6,739
Net loss	$(7,265)	$(675)		$(7,940)

(r) Certain reclassifications have been made to prior years to conform to the current year presentation.

The impact of the restatements to the Company’s Consolidated Statements of Income for the year ended December 31, 2002 is as follows (amounts in 000’s):

	As previously reported	Adjustments	Ref.	Restated
Membership fees	$63,369	$(1,731)	(e)	$62,220
		582	(r)
Personal training	17,709	—		17,709
Other revenue	14,196	(159)	(e)	13,455
		(582)	(r)
Total revenue	95,274	(1,890)		93,384
Expenses:
Compensation and related	37,572	(35)	(d)	37,537
Rent and occupancy	11,870	(176)	(a)	10,043
		(1,651)	(r)
General and administrative	15,976	361	(c)	17,988
		1,651	(r)
Related-party management fees	1,164	—		1,164
Stock compensation	313	—		313
Depreciation and amortization	6,850	176	(a)	7,159
		133	(b)
Total operating expenses	73,745	459		74,204
Income from operations	21,529	(2,349)		19,180
Other income (expense):
Interest expense	(12,708)	(39)	(c)	(12,747)
Interest income	8	—		8
Other (expense)	(2,869)	—		(2,869)
Total other expense	(15,569)	(39)		(15,608)
Income (loss) before benefit from (provision for) income taxes	5,960	(2,388)		3,572
Benefit from (provision for) income taxes	(4,137)	1,074	(f)	(3,063)
Net income (loss)	$1,823	$(1,314)		$509

(r) Certain reclassifications have been made to prior years to conform to the current year presentation.

The impact of the restatements to the Company’s Consolidated Statements of Changes in Stockholders’ Deficit is as follows (amounts in 000’s):

	As previously reported	Adjustments	As restated
Accumulated Deficit as of December 31, 2002	$(110,719)	$(2,590)	$(113,309)

Accumulated Deficit as of December 31, 2003	$(118,103)	$(3,265)	$(121,368)

The impact of the restatements to the Company’s Consolidated Balance Sheets as of December 31, 2003 is as follows (amounts in 000’s):

	As previously reported	Adjustments	Ref.	Restated
Assets
Current assets:
Cash	$42,709	$—		$42,709
Marketable securities	70	—		70
Accounts receivable, net of allowance for doubtful accounts	1,546	—		1,546
Deferred income taxes	2,526	2,676	(f)	5,202
Prepaid expenses and other current assets	8,970	(200)	(d)	8,770
Total current assets	55,821	2,476		58,297
Property and equipment, net	114,628	8,776	(a),(b),(c)	123,404
Deferred income taxes	4,375	—		4,375
Other assets	5,015	—		5,015
Goodwill, net	2,503	—		2,503
Deferred financing costs, net	6,961	—		6,961
Total assets	$189,303	$11,252		$200,555

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,087	$—		$1,087
Accrued expenses	4,248	1,145	(c)	5,393
Deferred revenue	24,966	3,783	(e)	28,749
Current installments of long-term debt	123	—		123
Current installments of capital lease obligations	1,252	—		1,252
Due to affiliated entities	787	—		787
Total current liabilities	32,463	4,928		37,391
Deferred revenue	495	—		495
Long-term debt, excluding current installments (Note 9)	161,501	—		161,501
Capital lease obligations, net of current installments	1,123	—		1,123
Deferred rent	16,206	9,589	(a)	25,795
Common stock put warrants	9,654	—		9,654
Due to founding stockholders	2,936	—		2,936
Total long term liabilities	191,915	9,589		201,504
Total liabilities	224,378	14,517		238,895
Commitments and contingencies
Stockholders’ deficit:
Common stock	94	—		94
Additional paid-in capital	82,920	—		82,920
Accumulated other comprehensive income	14	—		14
Accumulated deficit	(118,103)	(3,265)	(f)	(121,368)
Total stockholders’ deficit	(35,075)	(3,265)		(38,340)
Total liabilities and stockholders’ deficit	$189,303	$11,252		$200,555

The impact of the restatements to the Company’s Consolidated Cash Flows for the fiscal years ended December 31, 2003 and 2002 are as follows (amounts in 000’s):

	2003	2002

Net cash provided by operating activities as previously reported	$16,271	$17,641
Adjustment:	5,836	1,687
Net cash provided by operating activities as restated	$22,107	$19,328

Net cash used in investing activities as previously reported	$(27,009)	$(21,377)
Adjustment:	(5,836)	(1,687)
Net cash used in investing activities as restated	$(32,845)	$(23,064)

(3) Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include credit cards in transit of $1,114,656 and $1,022,189 as of December 31, 2003 and 2004, respectively. Credit cards in transit represent member billings processed on or before the last day of the calendar year. Cash from these billings is received subsequent to the end of the period.

Marketable Investment Securities - The Company classifies its investments in marketable investment securities, which include only mutual fund investments, as available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Such securities are reported at fair value, with unrealized gains and losses included in equity. Gains and losses on the disposition of securities are recognized in earnings using the specific identification method in the period in which they occur. A decline, which is deemed to be other than temporary, in the market value of any available-for-sale security below cost results in a reduction in the carrying amount to fair value. Such impairment would be charged to earnings and would establish a new cost basis for the security.

Long-Lived Assets - In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets in question may not be recoverable. The Company reviews its long-lived assets at the individual fitness club level and groups its long-lived assets according to asset class (for machinery and equipment), and by location (for facilities) for purposes of assessing potential impairment. Impairment is measured based upon a comparison of the expected undiscounted future cash flows for each location to the carrying amount of asset groupings. There were no impairment charges recorded on long-lived assets.

Goodwill, Net - The Company accounts for goodwill under SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently, if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives (but with no maximum life).

The Company adopted this standard effective January 1, 2002 and, accordingly, those intangible assets that continue to be classified as goodwill are not amortized. The Company assessed its intangible assets to identify goodwill separately from other identifiable intangibles during 2002. No adjustment was deemed necessary. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, are evaluated periodically for impairment. Prior to the adoption of SFAS No. 142, goodwill was being amortized over 15 years. Goodwill, net is $2.5 million at December 31, 2004 and 2003.

The Company performed its annual evaluation for impairment under the guidelines of SFAS 142 as of December 31, 2004. The evaluation utilized an income valuation approach and contains reasonable and supportable assumptions and projections that reflect management’s best estimate of future cash flows. The Company’s capitalization of cash flow valuation used a range of return rates that represented the Company’s cost of capital and included an evaluation relative to the value of other relevant companies within the reporting unit’s industry. The assumptions utilized by the Company in these evaluations are consistent with those utilized in the Company’s annual planning process. If the assumptions and estimates underlying the goodwill impairment evaluation are not achieved, the amount of the impairment could be adversely affected. Future impairment tests will be performed at least annually in conjunction with the Company’s annual budgeting and forecasting process, with any impairment classified as an operating expense.

Restricted Cash - At December 31, 2003 and 2004, the Company has $3,717,258 and $6,334,974, respectively in cash collateral recorded in other assets related to continuing letters of credit.

Derivative Instruments - The Company accounts for its derivative financial instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—an amendment of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133, became effective for the Company as of January 1, 2001.

In May 2001, the Company entered into an interest rate swap agreement with a counter party relating to the Company’s term loan and revolving loan commitment. The swap agreement converted $15.0 million from floating rates to a fixed rate of 4.27% per annum. The net payments or receipts from this interest rate swap have been recorded as part of interest expense. The Company recorded a loss of $148,615 for the mark-to-market adjustment of the derivative instrument in the statement of income for 2001. The agreement expired on April 5, 2002 and the Company recorded a gain of $148,615 for the mark to market adjustment in the Statement of Income for 2002. There were no derivative instruments in effect as of December 31, 2003 and 2004.

Property and Equipment - Property and equipment, net is stated at cost. Depreciation expense is calculated on a straight-line basis over the estimated useful life, or five years, with the exception of leasehold improvements. Amortization expenses for leasehold improvements are calculated on a straight-line basis over the shorter of the estimated useful life or the lease term of the related asset.

Leased equipment meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease. Interest costs and rents incurred during the construction period of the Company’s facilities are capitalized as leasehold improvements.

Accounting for Leases - The Company has entered into various operating leases for property and equipment. All leases are payable in monthly installments. Rent expense is accounted for on a straight-line basis over the term of the lease. For construction allowances, the Company records a deferred rent liability in “Deferred rent” on the consolidated balance sheet and amortizes the deferred rent balance over the terms of the leases, as a reduction to “Rent and occupancy” expense on the consolidated statements of income. The Company capitalizes rent during the build-out phase of its facilities.

Comprehensive Income (Loss) - The Company complies with the provisions of SFAS No. 130, Reporting Comprehensive Income, which requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) is the total of net income and all other non-owner changes in equity (other comprehensive income), such as unrealized gains or losses on securities classified as available-

for-sale.  Comprehensive income (loss) was approximately $476,000, ($7.9) million and ($2.1) million for the years ended December 31, 2002, 2003 and 2004, respectively.

Start-Up Costs - The Company complies with the provisions of Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Pursuant to this standard, the Company has expensed all start-up costs related to newly formed clubs.

Deferred Financing Costs - Deferred financing costs resulting from the Company’s procurement of long-term debt pursuant to the Recapitalization, (see note 4) have been amortized as interest expense over the life of the credit agreement. In December 2003, upon the private offering (see note 9), the balance of the Company’s deferred financing costs, of $4.6 million, was expensed. In connection with our 2003 private offering and new senior secured revolving credit facility, approximately $7.9 million in deferred financing costs were capitalized and will be expensed through December 2009. The 2003 expense related to the amortization of the new deferred financing costs for the new senior notes issued in December 2003 was $51,000. In 2004 the Company expensed $1,358,777 of deferred financing costs.

Revenue and Expense Recognition

Membership fees - As club memberships are sold, each member is charged an initiation fee as well as membership dues. The initiation fee is due up front and amortized over an estimated membership life of 24 months, commencing with the first month of the new member contract period. The initial contract period is twelve months. Membership dues for members who pay annual dues up-front (both new membership sales and membership renewals) are amortized over a 12-month period commencing with the first month of the new member contract or renewal contract, as applicable. Membership dues for members who pay monthly are recognized in the period in which facility access is provided.

Sales commissions and other direct expenditures paid with regard to deferred membership revenue are amortized over the period in which the related revenue is recognized as income. Deferred costs do not exceed related deferred revenue for the periods presented. Such costs are amortized over the life of the agreement.

Personal training—Personal training revenues are recognized as services are performed. Personal training sessions purchased in advanced are recorded as deferred revenue and recognized as the services are performed.

Other revenue—Other revenue includes revenue from services and retail merchandise sales. Other service revenue includes spa and Pilates services revenue, which are recognized as services are performed. Spa and Pilates services purchased in advance are recorded as deferred revenue and recognized as the services are performed. The Company recognizes revenue from retail merchandise at point of sale.

Income Taxes - The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement and tax bases of existing assets and liabilities and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Differences between assets and liabilities for financial statement and tax return purposes are principally related to deferred revenue and depreciable lives of assets.

Fair Value of Financial Instruments - The Company complies with the provisions of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The carrying value of all financial instruments reflected in the accompanying consolidated balance sheets approximated fair value at December 31, 2004 and 2003.

Stock-Based Compensation - In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS No. 148). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, Accounting for Stock-Based Compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 12, 2002. The application of the disclosure portion of this standard has had no impact on our consolidated financial position or results of operations. As permitted under SFAS No 123, the Company applies the intrinsic value-based method prescribed by Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and Related Interpretations) including FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB No. 25, issued in March 2000, in accounting for its stock compensation plans. Under APB No. 25, the Company generally does not recognize compensation expense upon the issuance of its stock options because the exercise price equals the estimated fair market value at grant date.

Concentration of Credit Risk - The Company’s mix of accounts receivable from members is diverse. Approximately 87.7% and 93.0% of the Company’s revenues are derived from operations in the Metropolitan New York area for the years ended December 31, 2004 and 2003, respectively. Adverse economic conditions or increased competition in those areas, especially in New York City, could have adverse effects on our financial condition and results of operations. Moreover, a catastrophic event in any of those areas, such as the attacks of September 11, 2001, could adversely affect our members, damage our clubs and harm our business.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions relating to the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123R, “Shared-Based Payments.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after December 15, 2005, which is first quarter 2006 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS 123.

SFAS 123R also requires that the benefits associated with the tax deduction in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. We have not yet determined which model we will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

We will adopt SFAS 123R effective January 1, 2006; however, we have not yet determined which of the aforementioned adoption methods we will use.

In June 2004, the FASB issued EITF Issue No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock. EITF Issue No. 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influences through other means. EITF Issue No. 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influences over the operating and financial policies of the investee. The adoption of EITF Issue No. 02-14 had no impact on the Company’s consolidated financial statements.

On January 17, 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Such Interpretation addresses the consolidation of variable interest entities (“VIE’s”), including special purpose entities (“SPE’s”), that are not controlled through voting interests or in which the equity investors do not bear the residual economic risks and rewards. The provisions of FIN 46 were effective immediately for transactions entered into by the Company subsequent to January 31, 2003 and became effective for all other transactions as of July 1, 2003. However, in October 2003, the FASB permitted companies to defer the July 1, 2003 effective date to December 31, 2003, in whole or in part. On December 24, 2003, the FASB issued a complete replacement of FIN 46 (“FIN 46R”), which clarified certain complexities of FIN 46 and generally requires adoption no later than December 31, 2003 for entities that were considered SPE’s under previous guidance and no later than the beginning of the fiscal year following December 15, 2004 for all other entities.

Management believes that upon adoption of FIN 46 in 2005, the Company would consolidate Eclipse Development Inc. (“Eclipse”). Eclipse, wholly owned by Mr. Paul Boardman, provides an exclusive service to the Company for the site selection, acquisition, design, construction and maintenance services of its clubs. A master service agreement prohibits Eclipse and Mr. Boardman from performing services for anyone that competes with the Company’s facilities. Eclipse is thinly capitalized and is highly dependent upon the business provided by the Company. Management believes that the impact on the consolidated balance sheet for 2005 will not be material as a result of this change in accounting principle since the historical payments made to Eclipse have been principally for capital expenditures. We expect an impact to operations due to certain overhead costs which won’t be capitalizable.

Reclassifications - Certain reclassifications have been made to the 2002 and 2003 consolidated financial statements to conform to the 2004 presentation. The Company reclassified certain revenues from “Other revenue” to “Membership fees”. In addition utilities related to fitness clubs were reclassified from “Rent and occupancy” to “General and administrative” expense.

(4) Recapitalization

Deferred Payment

In accordance with the Company’s recapitalization agreement that was completed on December 15, 2000, a cash payment of $5.0 million was paid in 2003 to the Founding Stockholders as additional consideration for the repurchase of their shares.

Exit Payment

Upon the earlier of a qualified public offering, a change of control, or December 15, 2010, the Company will pay $10.0 million as additional consideration to the Founding Stockholders provided that the Company has satisfied its obligations under the Debt Financing (defined as the term loan and revolving loan commitment (see note 9) and the Senior Subordinated Notes. The Company must pay an additional $5.0 million at the same time if the internal rate of return of our equity sponsors exceeds a specified amount. In connection with the 2000 Recapitalization, the Company has recorded the present value of its obligation to the Founding Shareholders as a long-term liability as it concluded that the satisfaction of its obligations under the Debt Financing represented a de facto subordination and that the obligation to the Founding Stockholders would ultimately be paid. As such, the Company has recorded the present value of the $10.0 million obligation on the accompanying balance sheets and the accretion in value as non-cash interest expense of $561,749, $471,509, and $395,767 in 2004, 2003 and 2002, respectively.  No obligation was recorded related to the additional $5.0 million payment because management considers the possibility that the Company may become liable for such payment to be remote.  The Company used a discount rate of 17% to determine the present value of the liability, as that rate represented the Company’s weighted average cost of capital at that time.

(5) Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31, 2004 and 2003, respectively:

	December 31,
	2004	2003
Commissions	$1,499,827	$1,352,777
Insurance	1,449,980	1,007,095
Inventory	1,465,807	695,135
Income taxes	3,580,543	5,008,620
Other	505,783	706,702
	$8,501,940	$8,770,329

(6) Property and Equipment, Net

Property and equipment, net, consists of the following at December 31, 2004 and 2003, respectively:

	December 31,
	2004	2003
		(Restated)
Construction in progress	$2,658,628	$2,626,907
Leasehold Improvements	166,848,232	132,069,315
Fitness Equipment	9,585,287	8,106,446
Furniture & Fixtures	1,075,577	2,822,165
Computer Equipment	6,284,717	4,758,678
Other Equipment	3,490,950	3,188,007
Office Equipment	1,096,996	988,822
	191,040,387	154,560,340
Less accumulated depreciation & amortization	(40,256,192)	(31,156,173)
	$150,784,195	$123,404,167

Property and equipment, net includes amounts acquired under capital leases of $2,091,455 and $2,705,844, net of accumulated depreciation of $5,723,103 and $4,594,602 at December 31, 2004,and 2003, respectively. Depreciation expense was $12.9 million, $10.4 million and $7.2 million in 2004, 2003 and 2002, respectively. Interest costs incurred in the construction of facilities totaling $502,735, $561,067, and $314,896 for the years ended December 31, 2004, 2003 and 2002, respectively, have been capitalized. Rent incurred during the construction period of a facility is capitalized as a leasehold improvement.

(7) Accrued Expenses

Accrued expenses consist of the following at December 31, 2004 and 2003, respectively:

	December 31,
	2004	2003
		(Restated)
Interest Expense	$909,646	$719,387
Payroll and related benefits and taxes	1,742,638	924,336
Sales tax obligations	1,306,848	1,187,979
Other	2,996,345	2,561,443
	$6,955,477	$5,393,145

(8) Capital Lease Obligations

The Company leases fitness equipment under capital leases that expire at various dates through 2008. The leases require monthly payments of principal and interest imputed at interest rates ranging from approximately 5% to 9.5% per annum.

Future minimum lease payments under capital leases as of December 31, 2004, are as follows:

Year Ending December 31
2005	$810,061
2006	410,284
2007	353,044
2008	167,838
2009	45,410
Thereafter	—
Total	1,786,637
Less amount representing interest	(134,002)
1,652,635
Less current installments	(739,154)
Capital lease obligations, less current installments	$913,481

(9) Long-Term Debt

Senior Subordinated Note and Warrant Purchase Agreement

Pursuant to the 2000 recapitalization, the Company entered into a Senior Subordinated Note and Warrant Purchase Agreement (the Subordinated Note Agreement) with several financial institutions under which borrowings are collateralized by certain tangible and intangible assets of the Company and are guaranteed by each wholly owned subsidiary of the Company. The Subordinated Note Agreement ((iii) below) allowed for maximum borrowings of $50,000,000 (plus additional principal accrued as described in (c) below) and called for maintenance of certain covenants. The Senior Subordinated Note and Warrant Purchase Agreement were repaid pursuant to the 2003 $160.0 million debt offering.

In addition, $5,268,473 of direct costs related to these agreements was capitalized as deferred financing costs and have been amortized over the remaining terms of the respective agreements. Amortization charged as non-cash interest expense was approximately $875,000 in 2001 and 2002, respectively, and the balance was expensed during 2003 upon repayment.

Furthermore, the Company is obligated to make cash payments of $10.0 million to $15.0 million to the Founding Stockholders as additional consideration, for the repurchase of their shares. As described in Note 4, $5.0 million was paid in 2003.

In January 2003, a new lender purchased $25.0 million of Senior Notes, which were to mature in December 2007. The Senior Notes were senior to the Senior Subordinated Notes and subordinated to the Company’s other credit facility. Interest on the Senior Notes was payable quarterly in cash at a rate of the greater of prime rate or 10% per annum. In addition, the Senior Notes accrued pay-in-kind interest quarterly at a rate of 3.25% per annum. In addition to amendment fees paid at closing to existing lenders, the Company agreed to increase the interest rate payable under the Credit agreement and to increase the pay-in-kind interest for the Senior Subordinated Notes. The lenders under the Credit Agreement also agreed to modify the repayment terms for the Term Loan, reducing the amount due in 2003 from $9.0 million to $3.25 million and the amount due in 2004 from $10.0 million to $7.0 million, with the remaining principal outstanding due in 2005. The January 2003 Senior Notes were repaid pursuant to the December 2003 private offering (see note 9).

9% Senior Notes

In December 2003 the Company completed a private offering of $160.0 million principal amount of 9% Senior Notes due 2009. The net proceeds from the Senior Notes totaled approximately $152.0 million. The transaction fees of approximately $7.0 million were accounted for as deferred financing costs. Interest is payable semi-annually in June and December at the annual rate of 9% and the notes mature on December 15, 2009. Prior to December 15, 2006, we may redeem up to 35% of the aggregate principal amount of the notes, with the net proceeds of one or more public equity offerings at 109%, so long as at least 65% of the aggregate principal amount of the notes issued remains outstanding. Upon a change of control, holders may require us to repurchase all or a portion of their notes at 101% of the principal amount plus accrued interest.

Beginning in December 2006, the notes are redeemable in whole or in part at the option of the Company, at 104.5% in 2006 with annual reductions to 102.25% in 2007 and 100% in 2008 and thereafter, plus accrued and unpaid interest, subject to certain conditions.

The Company has consummated the offer to exchange the 9% Senior Notes for registered notes with substantially identical terms to those notes, except that the registered exchange notes are generally freely transferable in certain circumstances, and to file and cause to become effective a shelf registration statement with respect to the resale of the registered exchange notes.

The Senior Notes and the bank credit facility are unsecured and rank equally with our existing and future subordinated obligations and senior in right of payment to all subordinated obligations.

The proceeds of the private offering were used to:

•                  repay the entire principal amount of approximately $27.6 million under the prior credit agreement and terminated all related commitments;

•                  repay the entire outstanding principal amount of $25.3 million under the existing senior notes due 2007, plus accrued and unpaid interest;

•                  repay the entire principal amount of $52.5 million under the existing senior subordinated notes due 2008, plus accrued and unpaid interest;

•                  redeem approximately $1.3 million of our preferred stock and;

•                  pay a contractually required amount of $5.0 million to our founding stockholders.

Long-term debt consists of the following outstanding amounts at December 31, 2004 and 2003, respectively:

	December 31,
	2004	2003
Notes Payable (i)	$1,296,486	$1,624,022
9% Senior Notes due 2009 (ii)	160,000,000	160,000,000
	$161,296,486	$161,624,022

(i)    Notes payable consist of two notes payable to unrelated parties. They bear interest at imputed rates ranging from 8.5% to 10% per annum and are payable in monthly installments through 2018.

(ii)   The 9% Senior Notes due 2009 and any unpaid accrued interest thereon mature on December 15, 2009, and, accordingly, have been classified as long-term in the accompanying consolidated balance sheets.

Aggregate maturities of long-term debt as of December 31, 2004, are as follows:

Year Ending December, 31:

2005	$112,701
2006	123,685
2007	122,474
2008	64,558
2009	160,070,264
Thereafter	802,804
Total	161,296,486
Current installments	(112,701)

Long term debt, net of current installments	$161,183,785

The aggregate fair value of the Company’s debt portfolio at December 31, 2004 was approximately $171,771,000.

Letters of Credit

In December 2004, the Company issued a $1.5 million irrevocable standby letter of credit to a landlord in connection with a new fitness club due to open in late 2004. This letter of credit was cancelled in May 2004. During 2004, an additional $4.3 million of standby letters of credit were issued to various landlords in connection with new fitness clubs.

The note indenture under which the Senior Notes were issued contains certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness, issue or sell preferred stock, make certain other restricted payments, make investments, engage in transactions with affiliates, incur liens, engage in asset sales and certain dividend payments. Under the indenture for our Senior Notes Due 2009, we are required to deliver annual and quarterly financial information in the time periods prescribed by the rules of the SEC. As of April 15, 2005, the extended deadline for the filing of our Form 10-K, we have been in default under those information delivery obligations. Under our credit agreement, we are required to deliver financial information within 90 days after the end of such fiscal year, quarterly information within 45 days after the end of such quarter and monthly information within 30 days of each month. Presently, there are no outstanding borrowings under the Credit Agreement. The filing of this Form 10-K will cure the violation under both the indenture and the Credit Agreement with respect to these information delivery obligations for the annual information. We are also in violation under both our indenture and credit agreement in the provision of financial information for the first and second quarters of 2005, which we expect to cure with the filing of those quarterly statements.

(10) Common Stock Put Warrants

Pursuant to the Subordinated Note Agreement, the Company issued, to holders of its senior subordinated notes, warrants to purchase 879,214 shares of its common stock at an exercise price of $0.01 per share. The warrants are, under certain conditions, redeemable in cash at the option of the holder or by surrender of the Company’s senior subordinated notes due December 15, 2008 (the “Senior Subordinated Notes”). If the Company does not complete a qualified initial public offering of common stock, as defined, by December 2006, then at such time or any time thereafter, the warrant holders may put 100% of their warrants to the Company, which would have 60 days to redeem the warrants at fair market value. In the event that the Company does not redeem the warrant within 60 days, all of the rights represented by the warrant shall convert automatically into an unsecured junior subordinated obligation. This obligation would be payable at the earlier of (i) the maturity of the Senior Subordinated Notes or (ii) refinancing of senior debt, with interest accruing quarterly at 14% per annum, increasing by one percent up to 16% for each quarter that the obligation is not repaid. If the Company does not complete a qualified public offering by December 2007, the Company may call the warrants and repurchase all, but not less than all, of the warrant at fair market value.

The fair value of these warrants at the date of issuance was $9,029,528, which reduced long-term debt in the accompanying consolidated balance sheet. This amount was being accreted as additional interest expense using the effective interest rate over the term of the Senior Subordinated Notes, which mature on December 15, 2008. Accretion charged as non-cash interest was approximately $1.0 million in fiscal 2001 and 2002 and 2003, and was expensed in connection with the repayment of the Senior Subordinated Notes.

Based on the net-cash settlement requirement, the Company has recorded the warrants as a liability. The fair market value of these warrants is shown as a long-term liability in the accompanying consolidated balance sheets. Changes in the fair market value of the warrant are marked to market with the adjustment shown as other income (expense) in the consolidated statement of income as follows: $(3,525,649), $888,007, and ($2,848,652) for the years ended December 31, 2004 and 2003 and 2002, respectively.

(11) Preferred Stock

During 2001, the Company sold 100,000 shares of preferred stock to investors for cash of $1.0 million. The preferred stock is cumulative with dividends payable in kind at a rate of 2.5% per quarter, which accordingly have been recognized periodically and added to preferred stock in the accompanying financial statements. The preferred stock has no conversion features and allows for an optional redemption at face value by the Company at any time. The preferred stock must be redeemed at face value upon an exit event (as defined in the recapitalization agreement), provided that all payments to the founding stockholders have been satisfied and that such redemption is permitted by appropriate debt agreements. The outstanding preferred stock was redeemed by the Company in December 2003 for approximately $1.3 million.

(12) Common Stock

In January 2003, the Company completed a financing transaction in which the existing shareholders purchased 833,334 shares of common stock for $10.0 million.  In addition options to purchase 5,000 shares of common stock were exercised during 2003.

(13) Income Taxes

The provision for (benefit from) income taxes is comprised of the following:

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Current:
Federal	$—	$—	$1,297,632
State and local	1,395,480	—	426,640
	1,395,480	—	1,724,272

Deferred:
Federal	1,335,973	(5,092,356)	1,010,645
State and Local	(963,253)	(1,647,527)	326,973

	372,720	(6,739,883)	1,337,618
Total	$1,768,200	$(6,739,883)	$3,061,890

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2004	2003
		(Restated)
Deferred tax assets:
Deferred revenue	$808,366	$3,038,656
Accrued compensation	360,941	142,092
Allowance for bad debts	505,118	980,585
Deferred rent	1,409,679	641,719
Net operating loss-Federal	6,383,027	6,012,139
Net operating loss-States	480,000	1,945,104
Inventory reserve	45,000	—
Use tax and interest reserve	565,848	499,424
Commission liability	117,810	91,669
Other	98,064	63,370
Total deferred tax assets	10,773,853	13,414,758

Deferred tax liabilities:
Depreciation	1,569,918	3,797,366
Others	—	40,736
Total deferred tax liabilities	1,569,918	3,838,102
Net deferred tax assets	$9,203,935	$9,576,656

The Company believes that it is more likely than not that the deferred tax assets generated through December 31, 2004 will be realized. The company has loss carry forwards totaling $17.7 million and $8.0 million that will offset past and future federal and state taxable income respectively.  The carry-forward will begin to expire in 2023.

Reconciliation of the statutory Federal income tax rate to the Company’s effective tax rate is as follows:

	Years ended December 31,
	2004	2003	2002
		(Restated)	(Restated)

US Federal Statutory rate	(34.0)%	(34.0)%	34.0%

Increase(decrease) in taxes resulting from:
State and local income taxes, net of federal income tax benefit	127.5	(11.5)	10.3

Permanent differences:
Changes in fair market value of common stock put warrants	349.4	(2.2)	27.1
Interest expense related to amount due to founding stockholders	55.7	1.7	6.4
Others, net	18.3	—	7.9

Effective income tax rate	516.9%	(46.0)%	85.8%

(14) Related Party Transactions

The Company entered into a consulting agreement with certain of its Investors. Under the terms of the consulting agreement, the Company is obligated to pay, in semi-annual installments, an annual fee of $800,000 for consulting services rendered (as defined) and to reimburse certain out-of-pocket expenses incurred by the Incoming Investors. This $800,000 annual fee was paid in 2002, 2003 and 2004. The Company was further obligated to pay a fee of $200,000 when escrowed shares were distributed in 2001 (see note 3). In addition, the Company paid approximately $207,000 and $16,579 in 2003 and 2004, respectively, for other related party fees. The consulting agreement expires on the tenth anniversary of the Closing Date or at the direction of the board of directors. The costs of this consulting agreement are included within related party management fees and expenses in the accompanying consolidated financial statements.

A member of the Board of Directors is a partner in partnerships that lease space to the Company at two locations. For the fiscal years ended December 31, 2002, 2003 and 2004, the partnerships received approximately $1.0 million per annum for each location pursuant to their leases.

(15) Stock Option Plans

The Company currently maintains two stock option plans: i) the Equinox Holdings Inc. 1998 Stock Option Plan (the 1998 Plan) and ii) the Equinox Holdings, Inc. 2000 Stock Incentive Plan (the 2000 Plan).

1998 Plan

Under the terms of the 1998 Plan, options to purchase 1,000,000 shares of authorized, but not issued common stock may be granted. Options may be granted to key employees, directors, and consultants who provide services to the Company. Requirements for vesting are set forth by the board of directors when the award is granted. As part of the Company’s 2000 Recapitalization, all options outstanding under this plan, with exercise prices ranging from $0.01 to $0.90 per share, were either exercised, vested in full or cancelled, and any deferred compensation at the date of the Recapitalization was recognized. There were no additional grants under this plan subsequent to the Recapitalization. The 1998 Plan is closed and there are no further options available for grant. No pro forma disclosures have been provided due to the compensatory nature of the options granted. At December 31, 2003 and 2002, 142,614 of the outstanding options had an exercise price of $0.90 per share. As of December 31, 2004, there are 284,919 outstanding options at a weighted average exercise price of $0.46. No options have been granted, exercised or forfeited since December 31, 2000. The 1998 plan terminates on the first to occur of (i) the 10th anniversary of board adoption; (ii) the 10th anniversary of stockholder approval, and (iii) the date the board terminates the plan. Any outstanding options on the termination date will remain outstanding until they have been exercised, terminated or expire by their terms.

2000 Plan

Under the terms of the 2000 Plan, only nonqualified stock options may be granted. Furthermore, the number of options available for grant may not exceed 10% of the fully diluted shares of common stock outstanding as of the Closing Date including any outstanding warrants of the Company issued to the holders of the subordinated notes (see Note 9). Under the provisions of the Plan, options to purchase 1,085,450 shares of authorized, but not issued common stock may be granted to key employees, directors, and consultants who provide services to the Company. Stock options can be granted with an exercise price less than, equal to or greater than the fair market value of the common stock on the date of the grant. Requirements for vesting are set forth by the board of directors when the award is granted. All options granted under the 2000 Plan have a term of ten years.

As of December 31, 2004, 2003 and 2002, there were, 961,104, 961,104 and 975,537 and stock options outstanding under the 2000 Plan, respectively. As of December 31, 2004, the number of shares available to be granted was 124,346. All of these options were granted at an exercise price equivalent to fair market value of the underlying common stock and are held by senior management and outside consultants. All of these outstanding options vest only upon the occurrence of certain events, as defined in the 2000 Plan, including a qualified initial public offering or a change of control. Accordingly, no compensation expense has been recorded for options granted to employees, and no pro forma disclosures have been provided due to the contingent nature of the vesting of these options.

During the years ended December 31, 2004, 2003 and 2002, the Company has granted approximately 0, 5,000, and 55,707 stock options, respectively to certain consultants. No pro-forma disclosures have been provided due to the compensatory nature of the options granted, pursuant to which charges representing the fair value of those options at the time of issuance of $0, $35,000, and $312,516 were recorded as of December 31, 2004, 2003 and 2002, respectively. The following weighted average assumptions were used in the calculation in 2003: stock volatility of 42% (representing the average volatility of comparable publicly traded companies), risk free interest rate of 3.5% and no dividends during the expected term of 10 years. The Company used the Black-Scholes option-pricing model to estimate the grant date fair value of its option grants to the outside consultants. The following weighted average assumptions were used in the calculation in 2002: stock volatility of 37% (representing the average volatility of comparable publicly traded companies), risk-free interest rate of 4% and no dividends during the expected term of 10 years.

Stock option activity under the 2000 Plan during the periods indicated is as follows:

	Number of shares	Weighted average exercise price
Balance at December 31, 2001	812,000	$10.28
Granted	243,537	10.96
Forfeited	(80,000)	10.28
Balance at December 31, 2002	975,537	10.45
Granted	183,567	12.00
Exercised	(5,000)	10.28
Forfeited	(193,000)	10.28
Balance at December 31, 2003 and 2004	961,104	$10.78

(16) Commitments and Contingencies

Leases

The Company leases space under non-cancelable operating leases, which expire at various dates through 2023. The leases contain provisions for scheduled rent increases and in some cases, contain provisions for contingent rentals based on a percentage of sales in excess of a stipulated amount. The accompanying consolidated balance sheet at December 31, 2004 includes deferred rent obligations of $32,667,078, representing accumulated rent expense charged to operations from the inception of certain leases in excess of the required lease payments, through December 31, 2004. Minimum future rental obligations under these non-cancelable operating leases at December 31, 2004, are as follows:

2005	$19,865,479
2006	19,596,968
2007	19,923,441
2008	20,135,590
2009	20,651,853
Thereafter	203,744,570
$303,917,901

Rent expense charged to operations amounted to $17,033,941, $13,534,017 and $10,043,396 for the years ended December 31, 2004, 2003, and 2002, respectively. Included in these amounts are $2,082,416, $2,496,492, and $1,087,871, respectively of rent expense in excess of required lease payments in those periods.

Employment Agreement

The Company has employment agreements with three of its executive officers for terms of up to three years. The employment agreements call for a base salary and certain bonus arrangements.

Letters of Credit

As of December 31, 2002, the Company had $2.0 million in standby letters of credit which were released during 2003. The Company has $3.5 million in continuing letters of credit issued during 2003, in connection with the new $25.0 million letter of credit as described in Note 9 which was released during 2004. At December 31, 2004 the Company has a total of approximately $5.8 million in letters of credit issued.

Litigation

In the normal course of business, the Company is a party to various claims and/or litigation. Management believes that, based on the advice of legal counsel, the settlement of all such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company’s financial statements.

Benefit Plans

The Company maintains a defined contribution 401(k) benefit plan for eligible employees. The Company’s discretionary matching contributions to this plan were $144,446, $121,626, and $110,002 for the years ended December 31, 2004, 2003, and 2002, respectively.

(17) Financial Information for Guarantors of the Company’s Debt

The Company and all of its domestic subsidiaries have unconditionally guaranteed the $160.0 million of 9% Senior Notes (See Note 9). The parent Company has no independent assets or operations, the guarantees are full and unconditional and joint and several, there are no subsidiaries of the parent other than subsidiary guarantors.

(18) Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(Restated)	(Restated)	(Restated)

Revenues:
Membership revenue	$22,101	$23,561	$24,653	$25,252
Personal training revenue	7,273	8,088	7,288	8,202
Other revenue	4,213	4,590	4,231	4,720

Total revenue	33,587	36,239	36,172	38,174

Expenses:
Compensation and related	14,477	14,637	14,121	15,216
Rent and occupancy	4,058	4,250	4,197	4,529
General and administrative	9,535	8,828	8,316	8,977
Related-party management fees	402	2	210	203
Depreciation and amortization	3,135	3,319	3,277	3,204

Total operating expenses	31,607	31,036	30,121	32,129

Income from operations	1,980	5,203	6,051	6,045

Other income (expense):
Interest expense	(3,823)	(4,427)	(4,156)	(4,216)
Interest income	51	109	104	138
Other income (expense)	714	853	(231)	(4,737)

Total other expense	(3,058)	(3,465)	(4,283)	(8,815)
Income (loss) before (provision for) benefit from income taxes	(1,078)	1,738	1,768	(2,770)

(Provision for) benefit from income taxes	485	(782)	(796)	(675)

Net income (loss)	$(593)	$956	$972	$(3,445)

Certain reclassifications have been made to prior periods to conform to the current period presentation.

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues:
Membership revenue	$17,097	$19,113	$19,745	$20,287
Personal training revenue	6,011	6,539	5,538	6,912
Other revenue	3,570	3,834	3,492	3,370

Total revenue	26,678	29,486	28,775	30,569

Expenses:
Compensation and related	11,442	12,087	12,179	12,543
Rent and occupancy	3,303	3,231	3,011	3,989
General and administrative	5,911	6,282	4,828	7,219
Related-party management fees	433	111	438	25
Stock compensation expense	—	—	35	—
Depreciation and amortization	2,368	2,471	2,745	2,777

Total operating expenses	23,457	24,182	23,236	26,553

Income from operations	3,221	5,304	5,539	4,016

Other income (expense):
Interest expense	(3,962)	(3,834)	(4,002)	(21,993)
Interest income	35	26	48	23
Other income (expense)	—	(392)	1,681	(389)

Total other expense	(3,927)	(4,200)	(2,273)	(22,359)
Income/(loss) before (provision for) benefit from income taxes	(706)	1,104	3,266	(18,343)

(Provision for)/benefit from income taxes	318	(497)	(1,470)	8,389

Net income/(loss)	$(388)	$607	$1,796	$(9,954)

Certain reclassifications have been made to prior periods to conform to the current period presentation.

Restatement of Previously Issued Financial Statements

The following illustrates the Company’s unaudited quarterly financial data as restated and discussed in Note 2, contained herein.

(a) On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). In light of this letter, the Company’s management initiated a review of its lease accounting and determined that its then-current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (construction allowances) was not in accordance with GAAP. As a result, the Company restated its consolidated financial statements for the fiscal years ended December 31, 2003, 2002, 2001 and 2000, including the interim periods for 2003 and 2004.

The Company had historically accounted for construction allowances as reductions to the related leasehold improvement asset on the consolidated balance sheets and presented construction allowances received as a reduction in capital expenditures in investing activities on the consolidated statements of cash flows. Management determined that the Company had not complied with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” which requires these allowances to be reclassified to a deferred rent liability in the consolidated balance sheets and allowances received as a component of operating activities in the consolidated statements of cash flows. As a result, Management determined that the Company had a material weakness in its internal controls over financial reporting at December 31, 2004.  Additionally, this adjustment resulted in a reclassification of the deferred rent amortization from “Depreciation and amortization” to “Rent and occupancy” in the consolidated statements of income.

The correction of this accounting error required the Company to reclassify additional “Deferred rent” and adjust “Property and equipment, net” in the consolidated balance sheets as well as increase “Purchases of property and equipment” and “Deferred rent” on the consolidated statements of cash flows. This correction resulted in an increase/(decrease) to “Property and equipment, net,” “Purchases of property and equipment” and a corresponding change in “Deferred rent” as follows:

	Three months ended		Three months ended		Six months ended		Three months ended		Nine months ended
	March 31,		June 30,		June 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Property and equipment, net	$925,105	$1,872,175	$1,552,582	$1,315,536	$2,477,687	$3,187,711	$238,253	$2,029,082	$2,715,940	$5,216,793
Deferred rent	925,105	1,872,175	1,552,582	1,315,536	2,477,687	3,187,711	238,253	2,029,082	2,715,940	5,216,793
Purchases of property and equipment	925,105	1,872,175	1,552,582	1,315,536	2,477,687	3,187,711	238,253	2,029,082	2,715,940	5,216,793

Additionally, these adjustments resulted in the reclassification of the deferred rent amortization from “Depreciation and amortization” to “Rent and occupancy” costs in the consolidated statements of income.  This correction resulted in an increase/(decrease) to “Depreciation and amortization” and a corresponding change in “Rent and occupancy” expense as follows:

	Three months ended		Three months ended		Six months ended		Three months ended		Nine months ended
	March 31,		June 30,		June 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Depreciation and amortization	$144,866	$72,215	$182,070	$96,888	$326,936	$169,103	$190,966	$129,052	$517,902	$298,155
Rent and occupancy	(144,866)	(72,215)	(182,070)	(96,888)	(326,936)	(169,103)	(190,966)	(129,052)	(517,902)	(298,155)

(b) The Company also reviewed its policy with regard to estimating the useful lives of its fixed assets and discovered that certain capitalized assets were incorrectly being assigned longer than appropriate lives.  As a result, those assets’ useful lives were decreased accordingly. This adjustment resulted in an increase to “Depreciation and amortization” and a corresponding decrease to “Property and equipment, net” as follows:

	Three months ended		Three months ended		Six months ended		Three months ended		Nine months ended
	March 31,		June 30,		June 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Depreciation and amortization	$53,960	$43,007	$53,960	$43,007	$107,920	$86,014	$53,960	$43,007	$161,880	$129,021
Property and equipment, net	(53,960)	(43,007)	(53,960)	(43,007)	(107,920)	(86,014)	(53,960)	(43,007)	(161,880)	(129,021)

(c) The Company had previously not recorded prior state and local sales tax obligations related to certain services provided, maintenance supplies purchased and capital expenditures. The Company had received advice from outside counsel indicating that certain sales tax matters did not exist related to spa services that were being provided. This guidance was ultimately determined to be incorrect. This correction resulted in an increase to “Accrued expenses,” “General and administrative,” “Interest expense,” and “Property and equipment, net” as follows:

	Three months ended		Three months ended		Six months ended		Three months ended		Nine months ended
	March 31,		June 30,		June 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Interest expense	$32,583	$23,127	$22,447	$22,005	$55,030	$45,132	$25,664	$26,172	$80,694	$71,304
General and administrative	42,551	82,754	—	75,039	42,551	157,793	—	64,155	42,551	221,948
Property and equipment, net	2,190	3,294	—	3,294	2,190	6,588	—	3,294	2,190	9,882
Accrued expenses	77,324	109,175	22,447	100,338	99,771	209,513	25,664	93,621	125,435	303,134

(d) The Company reviewed its policies and procedures with regard to commission expense and determined that commission expense was not previously recognized properly. As a result the Company changed its policy to recognize actual commission expense over the associated period. This correction resulted in an increase/(decrease) to “Prepaid and other current assets” and a corresponding change in “Compensation and related” expense as follows:

	Three months ended		Three months ended		Six months ended		Three months ended		Nine months ended
	March 31,		June 30,		June 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Compensation and related	$14,523	$12,298	$14,523	$12,298	$29,046	$24,596	$14,523	$12,298	$43,569	$36,894
Prepaid and other current assets	(14,523)	(12,298)	(14,523)	(12,298)	(29,046)	(24,596)	(14,523)	(12,298)	(43,569)	(36,894)

(e) The Company reviewed its revenue recognition policies and procedures with regard to its ancillary services and determined that certain ancillary services revenue was prematurely recognized, when billed. As a result of this finding, the Company determined that it is appropriate to recognize revenue for services in the period the services are provided. Toward this end, the Company identified the following revenue recognition errors as they relate to membership fees and other revenue and corrected them as follows:

Other Revenue

The Company reviewed its revenue recognition policies and procedures with regard to its locker rental, childcare, spa and Pilates services and determined that such revenues were prematurely recognized when billed. As a result of this finding, the Company determined that it is appropriate to recognize revenue for these services in the period which the services are provided. This correction resulted in an increase/(decrease) to “Other revenue” and a corresponding change to “Deferred revenue” as follows:

	Three months ended		Three months ended		Six months ended		Three months ended		Nine months ended
	March 31,		June 30,		June 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Other revenue	$(33,553)	$53,220	$47,004	$(131,240)	$13,451	$(78,020)	$(31,093)	$(38,112)	$(17,642)	$(116,132)
Deferred revenue	33,553	(53,220)	(47,004)	131,240	(13,451)	78,020	31,093	38,112	17,642	116,132

Membership Fees

The Company reviewed its revenue recognition policies and procedures with regard to members’ contract freezes and the related contract extension, and determined that the members’ contract period was not being extended for the months that were frozen. As a result of this finding, the Company determined that it is appropriate to recognize the monthly membership revenue for the extended contract in the periods that facility access is provided. This correction resulted in an increase/(decrease) to “Membership fees” and a corresponding change to “Deferred revenue” as follows:

	Three months ended		Three months ended		Six months ended		Three months ended		Nine months ended
	March 31,		June 30,		June 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Membership fees	$41,634	$14,192	$(50,166)	$(70,034)	$(8,532)	$(55,842)	$4,215	$(1,998)	$(4,317)	$(57,840)
Deferred revenue	(41,634)	(14,192)	50,166	70,034	8,532	55,842	(4,215)	1,998	4,317	57,840

The Company reviewed its revenue recognition policies and procedures with regard to membership cancellations (e.g., members may cancel contracts for medical conditions and certain other reasons) and short-term dues and determined that such fees recorded as contra revenue were incorrectly recognized over a period of 12 months. As a result of this finding, the Company analyzed historical cancellations and short-term dues and determined that it is more accurate to offset the contract revenue over the average life of the remaining contract which was determined to be five months. This correction resulted in an increase/(decrease) to “Membership fees” and a corresponding change to “Deferred revenue” as follows:

	Three months ended		Three months ended		Six months ended		Three months ended		Nine months ended
	March 31,		June 30,		June 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Membership fees	$11,499	$(39,487)	$(187,235)	$(137,003)	$(175,736)	$(176,490)	$88,600	$122,730	$(87,136)	$(53,760)
Deferred revenue	(11,499)	39,487	187,235	137,003	175,736	176,490	(88,600)	(122,730)	87,136	53,760

The Company reviewed its revenue recognition policies and procedures with regard to renewals of annual membership contracts and determined that in certain cases the contract date used for revenue recognition purposes was not consistent with the date facility access was first provided to the member. As a result of this finding, the Company analyzed member contracts for facility access start dates and corrected revenue recognition to coincide with facility access. In addition, in certain cases, the Company offered an additional month of facilities access as an incentive to a member to renew his or her contract. Historically, the Company only recognized the contract value over the life of the contract period, excluding the additional incentive month. As a result of this finding, the Company added the incentive month to the contract period and recognized the revenue accordingly. This correction resulted in an increase/(decrease) to “Membership fees” and a corresponding change to “Deferred revenue” as follows:

	Three months ended		Three months ended		Six months ended		Three months ended		Nine months ended
	March 31,		June 30,		June 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Membership fees	$16,787	$(8,737)	$5,178	$(76,679)	$11,609	$(85,416)	$(54,476)	$(29,782)	$(42,867)	$(115,198)
Deferred revenue	(16,787)	8,737	(5,178)	76,679	(11,609)	85,416	54,476	29,782	42,867	115,198

The Company reviewed its revenue recognition policies and procedures with regard to members who transfer to/from residential and corporate membership types, and determined that revenue for the related transfer membership was improperly recognized when billed. As a result of this finding, the Company has corrected this revenue recognition process and recognized revenue over the periods that facilities access is provided. This correction resulted in an increase/(decrease) to “Membership fees” and a corresponding change to “Deferred revenue” as follows:

	Three months ended		Three months ended		Six months ended		Three months ended		Nine months ended
	March 31,		June 30,		June 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Membership fees	$(126,298)	$(19,751)	$(69,507)	$(1,871)	$(195,805)	$(21,622)	$48,203	$58,832	$(147,602)	$37,210
Deferred revenue	126,298	19,751	69,507	1,871	195,805	21,622	(48,203)	(58,832)	147,602	(37,210)

The Company reviewed its revenue recognition policies and procedures with regard to gift cards, and determined that complimentary gift cards were not recognized as a liability at the time of issuance. As a result of this finding, the Company calculated the liability for such cards and adjusted the liability accordingly. This correction resulted in an increase/(decrease) to “Membership fees” and a corresponding change to “Deferred revenue” as follows:

	Three months ended		Three months ended		Six months ended		Three months ended		Nine months ended
	March 31,		June 30,		June 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Membership fees	$168,481	$(17,752)	$23,629	$(49,513)	$192,110	$(67,265)	$84,410	$(82,529)	$276,520	$(149,794)
Deferred revenue	(168,481)	17,752	(23,629)	49,513	(192,110)	67,265	(84,410)	82,529	(276,520)	149,794

The corrections above resulted in a total increase/(decrease) to “Membership fees” and a total corresponding change to “Deferred revenue” as follows:

	Three months ended		Three months ended		Six months ended		Three months ended		Nine months ended
	March 31,		June 30,		June 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Membership fees	$112,103	$(71,535)	$(288,457)	$(335,100)	$(176,354)	$(406,635)	$170,952	$67,253	$(5,402)	$(339,382)
Deferred revenue	(112,103)	71,535	288,457	335,100	176,354	406,635	(170,952)	(67,253)	5,402	339,382

(f) The corrections above resulted in a total increase/(decrease) to “Provision for income taxes” and a total corresponding change to “Accrued expenses” as follows:

	Three months ended		Three months ended		Six months ended		Three months ended		Nine months ended
	March 31,		June 30,		June 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Provision for Income taxes	$29,280	$80,776	$148,997	$278,408	$178,277	$359,184	$(215,057)	$52,420	$(36,780)	$411,604
Accrued expenses	29,280	80,776	148,997	278,408	178,277	359,184	(215,057)	52,420	(36,780)	411,604

The total net effect of all restatement adjustments discussed above was an increase of $3,265,476 and $3,653,994 to the Company’s accumulated deficit as of December 31, 2003  and September 30, 2004, respectively.

The impact of the restatements to the Company’s Unaudited Consolidated Condensed Statements of Income for the nine months ended September 30, 2004 and 2003 is as follows (amounts in 000’s):

	As previously reported	Adjustments		Restated	As previously reported	Adjustments		Restated
	2004	2004	Ref.	2004	2003	2003	Ref.	2003
Revenues:
Membership fees	$69,278	$(5)	(e)	$70,315	$55,486	$(339)	(e)	$55,955
		1,042	(r)			808	(r)
Personal training	22,649	—		22,649	18,088	—		18,088
Other revenue	14,093	(17)	(e)	13,034	11,821	(117)	(e)	10,896
		(1,042)	(r)			(808)	(r)
Total revenue	106,020	(22)		105,998	85,395	(456)		84,939
Expenses:
Compensation and related	43,192	43	(d)	43,235	35,672	36	(d)	35,708
Rent and occupancy	15,564	(517)	(a)	12,505	11,984	(298)	(a)	9,545
		(2,542)	(r)			(2,141)	(r)
General and administrative	24,094	2,542	(r)	26,679	14,657	223	(c)	17,021
		43	(c)			2,141	(r)
Related-party management fees	614	—		614	982	—		982
Stock based compensation	—	—		—	35	—		35
Depreciation and amortization	9,052	517	(a)	9,731	7,157	298	(a)	7,584
		162	(b)			129	(b)
Total operating expenses	92,516	248		92,764	70,487	388		70,875
Income from operations	13,504	(270)		13,234	14,908	(844)		14,064
Other income (expense):

Interest expense	(12,327)	(79)	(c)	(12,406)	(11,728)	(70)	(c)	(11,798)
Interest income	264	—		264	109	—		109
Change in fair value of warrants	1,336	—		1,336	1,289	—		1,289
Total other expense	(10,727)	(79)		(10,806)	(10,330)	(70)		(10,400)
Income (loss) before (provision for) benefit from income taxes	2,777	(349)		2,428	4,578	(914)		3,664
(Provision for) benefit from income taxes	(1,056)	(37)	(f)	(1,093)	(2,060)	411	(f)	(1,649)

Net income (loss)	$1,721	$(386)		$1,335	$2,518	$(503)		$2,015

(r) Certain reclassifications have been made to prior periods to conform to the current period presentation.

The impact of the restatements to the Company’s Unaudited Consolidated Condensed Statements of Income for the three months ended September 30, 2004 and 2003 is as follows (amounts in 000’s):

	As previously reported	Adjustments		Restated	As previously reported	Adjustments		Restated
	2004	2004	Ref.	2004	2003	2003	Ref.	2003
Revenues:
Membership fees	$24,213	$171	(e)	$24,653	$19,439	$68	(e)	$19,745
		269	(r)			238	(r)
Personal training	7,288	—		7,288	5,538	—		5,538
Other revenue	4,531	(31)	(e)	4,231	3,769	(39)	(e)	3,492
		(269)	(r)			(238)	(r)
Total revenue	36,032	140		36,172	28,746	29		28,775
Expenses:
Compensation and related	14,106	15	(d)	14,121	12,167	12	(d)	12,179
Rent and occupancy	5,352	(191)	(a)	4,197	3,856	(129)	(a)	3,011
		(964)	(r)			(716)	(r)
General and administrative	7,352	964	(r)	8,316	4,048	64	(c)	4,828
						716	(r)
Related-party management fees	210	—		210	438	—		438
Stock based compensation		—		—	35	—		35
Depreciation and amortization	3,032	191	(a)	3,277	2,573	129	(a)	2,745
		54	(b)			43	(b)
Total operating expenses	30,052	69		30,121	23,117	119		23,236
Income from operations	5,980	71		6,051	5,629	(90)		5,539
Other income (expense):
Interest expense	(4,131)	(25)	(c)	(4,156)	(3,976)	(26)	(c)	(4,002)
Interest income	104	—		104	48	—		48
Change in fair value of warrants	(231)	—		(231)	1,681	—		1,681
Total other expense	(4,258)	(25)		(4,283)	(2,247)	(26)		(2,273)
Income (loss) before (provision for) benefit from income taxes	1,722	46		1,768	3,382	(116)		3,266
(Provision for) benefit from income taxes	(581)	(215)	(f)	(796)	(1,522)	52	(f)	(1,470)

Net income (loss)	$1,141	$(169)		$972	$1,860	$(64)		$1,796

(r) Certain reclassifications have been made to prior periods to conform to the current period presentation.

The impact of the restatements to the Company’s Unaudited Consolidated Condensed Statements of Income for the six months ended June 30, 2004 and 2003 is as follows (amounts in 000’s):

	As previously reported	Adjustments		Restated	As previously reported	Adjustments		Restated
	2004	2004	Ref.	2004	2003	2003	Ref.	2003
Revenues:
Membership fees	$45,065	$(176)	(e)	$45,662	$36,047	$(407)	(e)	$36,210
		773	(r)			570	(r)
Personal training	15,361	—		15,361	12,550	—		12,550
Other revenue	9,562	14	(e)	8,803	8,052	(78)	(e)	7,404
		(773)	(r)			(570)	(r)
Total revenue	69,988	(162)		69,826	56,649	(485)		56,164
Expenses:
Compensation and related	29,086	28	(d)	29,114	23,505	24	(d)	23,529
Rent and occupancy	10,212	(326)	(a)	8,308	8,128	(169)	(a)	6,534
		(1,578)	(r)			(1,425)	(r)
General and administrative	16,742	43	(c)	18,363	10,609	159	(c)	12,193
		1,578	(r)			1,425	(r)
Related-party management fees	404	—		404	544	—		544
Depreciation and amortization	6,020	326	(a)	6,454	4,584	169	(a)	4,839
		108	(b)			86	(b)
Total operating expenses	62,464	179		62,643	47,370	269		47,639
Income from operations	7,524	(341)		7,183	9,279	(754)		8,525
Other income (expense):
Interest expense	(8,196)	(54)	(c)	(8,250)	(7,752)	(44)	(c)	(7,796)
Interest income	160	—		160	61	—		61
Change in fair value of warrants	1,567	—		1,567	(392)	—		(392)
Total other expense	(6,469)	(54)		(6,523)	(8,083)	(44)		(8,127)
Income (loss) before (provision for) benefit from income taxes	1,055	(395)		660	1,196	(798)		398
(Provision for) benefit from income taxes	(475)	178	(f)	(297)	(538)	359	(f)	(179)

Net income (loss)	$580	$(217)		$363	$658	$(439)		$219

(r) Certain reclassifications have been made to prior periods to conform to the current period presentation.

The impact of the restatements to the Company’s Unaudited Consolidated Condensed Statements of Income for the three months ended June 30, 2004 and 2003 is as follows (amounts in 000’s):

	As previously reported	Adjustments		Restated	As previously reported	Adjustments		Restated
	2004	2004	Ref.	2004	2003	2003	Ref.	2003
Revenues:
Membership fees	$23,350	$(288)	(e)	$23,561	$19,043	$(335)	(e)	$19,113
		499	(r)			405	(r)
Personal training	8,088	—		8,088	6,539	—		6,539
Other revenue	5,042	47	(e)	4,590	4,370	(131)	(e)	3,834
		(499)	(r)			(405)	(r)
Total revenue	36,480	(241)		36,239	29,952	(466)		29,486
Expenses:
Compensation and related	14,623	14	(d)	14,637	12,075	12	(d)	12,087
Rent and occupancy	5,301	(181)	(a)	4,250	3,856	(97)	(a)	3,231
		(870)	(r)			(528)	(r)
General and administrative	7,958	870	(r)	8,828	5,678	76	(c)	6,282
						528	(r)
Related-party management fees	2	—		2	111	—		111
Depreciation and amortization	3,084	181	(a)	3,319	2,331	97	(a)	2,471
		54	(b)			43	(b)
Total operating expenses	30,968	68		31,036	24,051	131		24,182
Income from operations	5,512	(309)		5,203	5,901	(597)		5,304
Other income (expense):
Interest expense	(4,405)	(22)	(c)	(4,427)	(3,812)	(22)	(c)	(3,834)
Interest income	109	—		109	26	—		26
Change in fair value of warrants	853	—		853	(392)	—		(392)
Total other expense	(3,443)	(22)		(3,465)	(4,178)	(22)		(4,200)
Income (loss) before (provision for) benefit from income taxes	2,069	(331)		1,738	1,723	(619)		1,104
(Provision for) benefit from income taxes	(931)	149	(f)	(782)	(775)	278	(f)	(497)

Net income (loss)	$1,138	$(182)		$956	$948	$(341)		$607

(r) Certain reclassifications have been made to prior periods to conform to the current period presentation.

The impact of the restatements to the Company’s Unaudited Consolidated Condensed Statements of Income for the three months ended March 31, 2004 and 2003 is as follows (amounts in 000’s):

	As previously reported 2004	Adjustments 2004	Ref.	Restated 2004	As previously reported 2003	Adjustments 2003	Ref.	Restated 2003
Revenues:
Membership fees	$21,715	$112	(e)	$22,101	$17,004	$(72)	(e)	$17,097
		274	(r)			165	(r)
Personal training	7,273	—		7,273	6,011	—		6,011
Other revenue	4,520	(33)	(e)	4,213	3,682	53	(e)	3,570
		(274)	(r)			(165)	(r)
Total revenue	33,508	79		33,587	26,697	(19)		26,678
Expenses:
Compensation and related	14,463	14	(d)	14,477	11,430	12	(d)	11,442
Rent and occupancy	4,911	(145)	(a)	4,058	4,272	(72)	(a)	3,303
		(708)	(r)			(897)	(r)
General and administrative	8,784	43	(c)	9,535	4,931	83	(c)	5,911
		708	(r)			897	(r)
Related-party management fees	402	—		402	433	—		433
Depreciation and amortization	2,936	145	(a)	3,135	2,253	72	(a)	2,368
		54	(b)			43	(b)
Total operating expenses	31,496	111		31,607	23,319	138		23,457
Income from operations	2,012	(32)		1,980	3,378	(157)		3,221
Other income (expense):
Interest expense	(3,791)	(32)	(c)	(3,823)	(3,940)	(22)	(c)	(3,962)
Interest income	51	—		51	35	—		35
Change in fair value of warrants	714	—		714	—	—		—
Total other expense	(3,026)	(32)		(3,058)	(3,905)	(22)		(3,927)
Income (loss) before (provision for) benefit from income taxes	(1,014)	(64)		(1,078)	(527)	(179)		(706)
(Provision for) benefit from income taxes	456	29	(f)	485	237	81	(f)	318

Net income (loss)	$(558)	$(35)		$(593)	$(290)	$(98)		$(388)

(r) Certain reclassifications have been made to prior periods to conform to the current period presentation.

EQUINOX HOLDINGS, INC.

Schedule II.—Valuation and Qualifying Accounts

	Balance at beginning of period	Charges to costs and expenses	Deductions	Balance at end of period
Allowance for Doubtful Accounts (deducted from Accounts Receivable)

fiscal year ended:
December 31, 2002	$99,952	$840,204	$(850,757)	$89,399
December 31, 2003	89,399	866,757	(843,736)	112,420
December 31, 2004	112,420	202,946	(255,282)	60,084

Item 9.                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

As of the end of the period covered by this report the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (1) were ineffective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings and (2) were inadequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

There have been changes in the Company’s internal control over financial reporting during the fourth fiscal quarter of the year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting as follows:

In connection with the audit of our financial statements for the year ended December 31, 2004 we determined based on consultations with our auditors, KPMG LLP, that as of December 31, 2004, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles due to material weaknesses in our internal controls.  The three material weaknesses identified were (i) a lack of appropriate controls surrounding accounting for leases and landlord allowances;  (ii) a lack of adequate and appropriately trained accounting staff; and (iii) a lack of an integrated financial system for recording revenue transactions.  A material weakness is a significant deficiency or combination of significant deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  In addition, we became aware of three significant deficiencies in our internal controls over financial reporting that had not been previously identified.  A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affect the Company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.  These significant deficiencies are: (i) lack of supporting detail and evidence of review regarding fixed asset additions; (ii) lack of evidence of review and/or authorization over financial reporting; and (iii) lack of supporting documentation regarding manual journal entries.  These internal control weaknesses led to several misstatements in our financial statements.  Accordingly, and as described in Notes 2 and 18 to the consolidated financial statements, all periods presented in this report have been corrected and restated.

While the impact of the material weaknesses and other significant deficiencies on the financial statements presented has been corrected, we understand that, if unaddressed, these deficiencies could adversely affect our ability to record, process and report financial data consistent with our assertions in the financial statements in the future.  Since October of 2003, we have taken steps to strengthen our internal control structure and procedures for financial reporting and our disclosure controls and procedures. In September of 2004, we established a formal disclosure committee that meets at least once a quarter and is responsible for establishing and reviewing our disclosure controls and procedures for ensuring the accuracy and completeness of the information contained in our financial statements, books and records.  In the first quarter of 2005, we hired a new chief financial officer who, who is currently in transition, and has significant public company accounting experience.  In the first half of 2005, the Company retained a consultant to examine its internal controls over financial reporting, management information and accounting systems.  The consultant is currently assisting the Company in creating processes and controls that will address the weaknesses described above and those that have been described in our Form 10-Q for the quarter ended September 30, 2004.  We also anticipate further accounting staff hires, a more formal financial quality review process and other process and system control improvements.  We believe that we are appropriately addressing each of these internal control issues, but there can be no assurance that similar or other issues will not arise in the future.

Item 9B.                                                Other Information

None.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The names, ages and positions of the current directors and executive officers of Equinox as of June 1, 2005 are set forth below. Directors are elected annually and hold office until their successors are elected and qualified, or until their earlier removal or resignation.

Name	Age	Position
Charles F. Baird, Jr.	51	Director, Chairman
Harvey Spevak	40	Director, President, Chief Executive Officer and interim Chief Operating Officer
Scott Rosen	46	Executive Vice President and Chief Financial Officer
Jeff Grayson	35	Vice President and Chief Technology Officer
Judy Taylor	44	Vice President of Public Relations
Glenn Hopkins	39	Director
John Richards	54	Director
Douglas W. Lehrman(1)(2)	49	Director
Stephen M. Ross	65	Director
William E. Watts(1)	50	Director
Edward D. Yun(2)	36	Director
Mark Tricolli	33	Director
Irwin Cohen (3)	64	Director

(1)   Member, Compensation Committee.

(2)   Member, Audit Committee.

(3)   Audit Committee Chairman.

Each of our officers is elected by the Board of Directors to hold office until the next succeeding annual meeting of the Board of Directors. None of our directors or officers has any family relationship with any director or other officer. “Family relationship” for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.

The business experience of each of the directors and executive officers listed above is as follows:

Charles F. Baird, Jr. was elected Chairman of Equinox in December 2000. Mr. Baird is the founder and a Managing Director of North Castle. Prior to founding North Castle in 1997, Mr. Baird served as a Managing Director of AEA Investors, Inc., and from 1978 to 1989 he worked at Bain &

Company as an Executive Vice President and North American Management Committee member. Mr. Baird is a trustee of the Alger Fund. He currently serves as chairman of the Board of Directors for Leiner Health Products, Grand Expeditions, EAS and Elizabeth Arden Salon Holdings, Inc., corporations in which investment partnerships managed by North Castle have investments. Mr. Baird also serves on the Boards of Directors of the Ultimate Juice Company, Enzymatic Therapy, Inc., and CRC Health Group, Inc., corporations in which investment partnerships managed by North Castle have investments.

Harvey Spevak has been President and Chief Executive Officer of Equinox since December 1999 after joining Equinox as President and Chief Operating Officer in January 1999. He became a member of the Board of Directors in January 1999. Upon Christopher Peluso’s resignation in January 2005, Mr. Spevak has been acting as interim Chief Operating Officer, and will continue in this position until Scott Rosen becomes our Chief Operating Officer, which is expected to occur no later than May 1, 2005 upon Larry Segall’s becoming our Chief Financial Officer (as previously reported on Form 8-K filed with the Securities and Exchange Commission on April 1, 2005). Prior to joining Equinox, he served as Vice President of Chelsea Piers. Mr. Spevak is on the Board of Directors of Elizabeth Arden Salon Holdings, Inc. and is a member of the Young Presidents Organization and the Council for the Fresh Air Fund.

Scott Rosen served as Executive Vice President and Chief Financial Officer since joining Equinox in August 2003. Upon Christopher Peluso’s resignation in January 2005, Mr. Rosen was appointed Executive Vice President and Chief Operating Officer, which is expected to become effective upon Larry Segall’s becoming our Chief Financial Officer (as previously reported on Form 8-K filed with the Securities and Exchange Commission on April 1, 2005). Prior to joining Equinox, Mr. Rosen served as Executive Vice President and Chief Financial Officer for J. Crew Group from 1994 to 2003. Prior to J. Crew, Mr. Rosen was Vice President and Divisional Controller for the Women’s Sportswear Group, a division of Liz Claiborne, Inc.

Jeff Grayson has been Vice President and Chief Technology Officer of Equinox since May 2002.  Prior to joining Equinox, Jeff was Chief Technology Officer of ReferralNetworks where he managed the Information Technology department, defined product strategy and was instrumental in that company’s successful sale. In previous roles, Jeff has led teams of technologists for Deutsch Bank, Keyspan Energy, Lucent Technologies, Sputnik7 Media, RadioShack, Wit Capital and SportsYA! Media.

Judy Taylor joined Equinox in 1994 and has served as Vice President of Public Relations since January 2003, and has been employed by Equinox in 1994 in various capacities. In previous roles Ms. Taylor was an account manager with Berman Communications and an account executive with Lancome Cosmetics. She currently serves on the Development Board of God’s Love We Deliver and the Event Committees of the Rainforest Foundation and the Fresh Air Fund.

Glenn Hopkins became a member of the Board of Directors in December 2000. He is a Partner of J.W. Childs and has been at J.W. Childs since 1995.

John Richards became a member of the Board of Directors in February 2003. He is the President and Chief Executive Officer of Elizabeth Arden Salon Holdings, Inc. Before joining Elizabeth Arden Salon Holdings, Inc. in October 2001, Mr. Richards served as the President and Chief Executive Officer of Dean & Deluca after serving as President of North American Operations for Starbucks Coffee Company.

Douglas W. Lehrman became a member of the Board of Directors and a member of the audit committee and compensation committee, on May 18, 2005. Mr. Lehrman is a Managing Director of North

Castle Partners, one of our principal stockholders. Prior to joining North Castle, Mr. Lehrman was a managing director and head of the Financial Sponsor Group at investment bank Warburg Dillon Read, LLC. He also served as managing director in the high yield group of Nomura Securities International, Inc. and has held positions at Lazard Frères & Co., LLC, Drexel Burnham Lambert Incorporated and Oppenheimer & Co., Inc.  Mr. Lehrman received a B.A. in economics from Washington University in St. Louis and an M.B.A. from the Stern School of Business at New York University.

Stephen M. Ross became a member of the Board of Directors on May 18, 2005. Mr. Ross is Chairman and Chief Executive Office and founder of The Related Companies. He is a founder and director of Charter Municipal Mortgage Acceptance Company and a director of Insignia Financial Group, Inc., the Real Estate Board of New York and the Juvenile Diabetes Foundation.  Mr. Ross is also a trustee of the Jackie Robinson Foundation and the Jewish Association for Services for the Aged.  Mr. Ross graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree, from Wayne State School of Law with a Juris Doctorate degree and from New York University School of Law with a Master of Law degree in Taxation.

William E. Watts became a member of the Board of Directors in January 2001. He is an Operating Partner of J.W. Childs and has been at J.W. Childs since 2001. Previously, he was President and Chief Executive Officer of General Nutrition Companies, Inc. from 1991 until 2001. Prior to being named President and Chief Executive Officer in 1991, he held the positions of President and Chief Operating Officer of General Nutrition, Inc., President and Chief Operating Officer of General Nutrition Center, Inc., Senior Vice President of Retailing and Vice President of Retail Operations.

Edward D. Yun became a member of the Board of Directors in December 2000. He is a Partner of J.W. Childs and has been at J.W. Childs since 1996. Mr. Yun is also a director of InSight Holdings Corp. and Universal Hospital Services, Inc., corporations in which investment partnerships managed by J.W. Childs have an investment.

Mark Tricolli became a member of the Board of Directors in 2003. He is a Vice President of J.W. Childs and has been at J.W. Childs since 2000. Previously, he was an associate in the Merchant Banking Division of Goldman Sachs from 1999 to 2000. Mr. Tricolli is also a director of InSight Holdings Corp., a corporation in which an investment partnership managed by J.W. Childs has an investment.

Irwin Cohen was appointed member of the Board of Directors and Audit Committee Chairman in January 2005.  Mr. Cohen is a retired partner of Deloitte & Touche LLP (a professional services firm, providing audit, tax, financial advisory and consulting services), a position he held from 1972 to 2003. Between 1997 and 2003 Mr. Cohen was Global Managing Partner of the Consumer Products, Retail and Services Practice of Deloitte & Touche, LLP. From 1980 through 2002 he served as Deloitte & Touche, LLP.’s Managing Partner of their U.S Retail Practice. Mr. Cohen has been elected to the Boards of various companies such as Super-Valu, Inc., Beall’s, Inc., and Phoenix House Foundation.

Audit Committee Independence and Financial Expert

The Audit Committee currently consists of Messrs. Cohen (Chairman) and Yun. The Board has determined that Mr. Cohen is independent in accordance with applicable rules promulgated by the Securities and Exchange Commission (“SEC”). The Board of Directors has also determined that Messrs. Cohen qualifies as an “audit committee financial expert” as defined in Section 401(h) of Regulation S-K promulgated by the SEC.

Compensation of Directors

Members of the Board of Directors of Equinox are not compensated, except for Mr. Cohen; however, all directors are reimbursed for travel and reasonable expenses incurred in performing their duties as directors. Mr. Cohen’s compensation is based on an agreed upon annual fee plus additional fees for meetings attended.

Item 11.                 Executive Compensation

The following table sets forth the compensation earned by our Chief Executive Officer and each of the four additional most highly compensated executive officers (each, a “Named Executive Officer”) during or with respect to the last three fiscal years.

				Long-Term Compensation
		Annual Compensation		Securities Underlying	All Other Compensation
Name and Principal Position	Year	Salary($)	Bonus($)	Options(#)	($)(2)
Harvey Spevak
President and Chief Executive Officer	2004	369,346	185,188	—	24,000
	2003	373,962	288,235	—	24,000
	2002	350,000	201,250	34,397	24,000

Scott Rosen(1)(3)
Executive Vice President and Chief Financial Officer	2004	300,000	76,000	—	—
	2003	103,846	25,000	100,000	—

Chris Peluso
Chief Operating Officer (3)	2004	277,462	55,200	—	—
	2003	238,846	—	15,000	—
	2002	8,846	—	35,000	—

Jeff Grayson
Vice President and Chief Technology Officer	2004	163,692	30,500		—
	2003	166,154	19,200	5,000	—
	2002	91,154	19,200	10,000	—

Judy Taylor
Vice President of Public Relations	2004	156,129	17,424	—	—
	2003	176,131	25,854	5,000	—
	2002	132,872	—	5,000	—

(1)   Mr. Rosen joined the Company in August 2003 as Executive Vice President and Chief Financial Officer.

(2)   During 2004, Mr. Spevak received a travel and expense allowance of $2,000 per month.

(3)   Mr. Peluso resigned in January 2005 and his underlying options were cancelled pursuant to a separation agreement entered into in April 2005. See “Christopher Peluso Separation Agreement” below. Mr. Rosen was appointed Chief Operating Officer upon retaining a replacement for him as Chief Financial Officer.

Fiscal Year-End Option Value Table

The following table sets forth information for each named executive officer with regard to the aggregate value of options held at December 31, 2004. No options were exercised by such executive officers during the year ended December 31, 2004.

	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Harvey Spevak	95,123	380,397	$1,426,845	$1,795,474
Scott Rosen	—	100,000	—	—
Judy Taylor	190	25,000	2,850	118,000
Chris Peluso (2)	—	100,000	—	472,000
Jeff Grayson	—	20,000	—	94,400

(1)           The fair market value of our common stock used to calculate the value of unexercised in-the-money options is based on the per share price set by our board of directors.

(2)           In April 2005 Mr. Peluso executed a separation agreement with the Company. All vested and unvested stock options previously granted to him were cancelled.

Employment and Other Agreements with our Named Executive Officers

Harvey Spevak.    During December 2000, Equinox entered into an employment agreement with Mr. Spevak, whereby he agreed to continue as our Chief Executive Officer and a member of our board of directors. This employment agreement had an initial term of three years and currently renews automatically for successive one-year periods (unless either party gives prior written notice). Pursuant to this employment agreement, Mr. Spevak currently receives an annual base salary of $372,000, and is entitled to an annual bonus based upon the satisfaction of certain performance targets as determined by our board of directors and to participate in benefit and perquisite programs of Equinox to the same extent as other senior executives of Equinox. Also, Mr. Spevak received a commencement grant of options to purchase 380,397 shares of our common stock pursuant to our Stock Incentive Plan.

If Equinox terminates Mr. Spevak’s employment other than for Cause (as defined in the employment agreement), or Mr. Spevak terminates his employment for Good Reason (as defined in the employment agreement), then Equinox will pay Mr. Spevak his full salary through the date of termination, a pro-rata bonus through the date of termination and all other earned but unpaid amounts, if any, to which Mr. Spevak is entitled. Further, Equinox will pay Mr. Spevak an amount equal to Mr. Spevak’s base salary for 18 months following the expiration of the term of the employment agreement and will continue to provide Mr. Spevak the welfare benefits provided to him prior to his termination. If Mr. Spevak’s employment is terminated by Equinox for Cause or by Mr. Spevak other than for Good Reason, Equinox will pay to Mr. Spevak his full salary through the date of termination in addition to any other amounts owed to Mr. Spevak under any compensation or benefit plan or program of Equinox excluding, in the case of a termination by Mr. Spevak for Cause, any accrued but unpaid incentive bonus. Upon termination of Mr. Spevak’s employment for any reason, Mr. Spevak will also be subject to customary 18-month post-termination non-compete, non-solicitation and non-disparagement provisions.

Scott Rosen.    During September 2003, Equinox entered into an employment agreement with Mr. Rosen, whereby he became our Executive Vice President and Chief Financial Officer. This employment agreement has an initial term of three years and will renew automatically for successive one-year periods (unless either party gives prior written notice). Pursuant to this employment agreement, Mr. Rosen currently receives an annual base salary of $300,000, which will be reviewed annually beginning in 2005. Mr. Rosen is entitled to an annual bonus based upon the satisfaction of certain performance targets as determined by our board of directors, subject to a maximum annual bonus of $210,000. For 2003, Mr. Rosen was also paid a pro-rata incentive bonus, and a signing bonus in the amount of $55,000. Mr. Rosen is eligible to participate in benefit and perquisite programs of Equinox to the same extent as other senior executives of Equinox. Also, Mr. Rosen received a commencement grant of options to purchase up to 100,000 shares of our common stock pursuant to our Stock Incentive Plan. If Equinox terminates Mr. Rosen’s employment other than for Cause (as defined in the employment agreement), or Mr. Rosen shall terminate his employment for Good Reason (as defined in the employment agreement), then Equinox will pay Mr. Rosen his full salary through the date of termination, a pro-rata bonus through the date of termination and all other earned but unpaid amounts, if any, to which Mr. Rosen is entitled. Further, following the expiration of the term of the employment agreement, Equinox will pay Mr. Rosen an amount equal to Mr. Rosen’s base salary for six months, plus one additional month for each year Mr. Rosen had been employed with Equinox prior to his termination, subject to a maximum of 15 months total, and will continue to provide Mr. Rosen the welfare benefits provided to him prior to his termination. If Mr. Rosen’s employment is terminated by Equinox for Cause or by Mr. Rosen other than for Good Reason, Equinox will pay to Mr. Rosen his full salary through the date of termination in addition to any other amounts owed to Mr. Rosen under any compensation or benefit plan or program of Equinox excluding, in the case of a termination by Mr. Rosen for Cause, any accrued but unpaid incentive bonus. Upon termination of Mr. Rosen’s employment for any reason, Mr. Rosen will also be subject to customary nine-month post-termination non-compete, non-solicitation and non-disparagement provisions.

Jeff Grayson.    During April 2002, Equinox entered into an employment agreement with Mr. Grayson, whereby he became our Chief Technology Officer during May 2002. Pursuant to this employment agreement, Mr. Grayson currently receives an annual base salary of $165,000 and is entitled to an annual bonus based upon the satisfaction of certain performance targets as determined by our board of directors. Also, Mr. Grayson received a commencement grant of options to purchase 10,000 shares of our common stock and a $5,000 bonus. If Mr. Grayson’s employment is terminated by Equinox other than for Cause (as defined in the employment agreement), he will be entitled to receive severance pay equal to one week’s salary for each six months of service to Equinox at the time of his termination. The amount of Mr. Grayson’s severance will not exceed more than one-half of his base salary at the time of termination. Upon termination of Mr. Grayson’s employment for any reason, Mr. Grayson will also be subject to customary 12-month post-termination non-compete, 18-month non-solicitation and 18-month non-disparagement provisions.

Christopher Peluso Separation Agreement.  Christopher J. Peluso resigned from his position as Equinox Holdings’ Executive Vice President and Chief Operating Officer on January 7, 2005.  In connection therewith, on April 5, 2005, Mr. Peluso executed a Separation Agreement with Equinox Holdings.  Pursuant to this agreement, Mr. Peluso will receive lump sum payment of $125,000 within 5 business days after the expiration a 7-day revocation period, and has agreed to the cancellation of all of his outstanding stock options.  In addition, Mr. Peluso has received and will continue to receive salary continuation payments through approximately July 7, 2005, which in the aggregate will total $150,000.  This agreement also contains a mutual general release of claims and mutual non-disparagement provisions, and Mr. Peluso continues to be bound by 12-month post-termination non-compete and an 18-month post-termination non-solicitation provisions.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of Equinox common stock as of June 1, 2005, by (i) each person or entity who owns of record or beneficially more than 5% or more of any class of our voting securities; (ii) each director and each of Named Executive Officer of Equinox; and (iii) all directors and Named Executive Officers of Equinox as a group.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned(1)	Percent of Class(1)
Equinox Holdings, L.P.(2) c/o North Castle Partners, L.L.C. 183 East Putnam Avenue Greenwich, CT 06830	8,773,075	92.90%
Executive Officers and Directors
Charles F. Baird, Jr.(2)	—	—
Glenn A. Hopkins(2)	—	—
Benjamin B. James(2)	—	—
Christopher J. Peluso	—	—
John Richards	—	—
Scott Rosen	—	—
Harvey Spevak(3)	96,406	1.02%
Mark J. Tricolli(2)	—	—
William E. Watts(2)	—	—
Edward D. Yun(2)	—	—
Jeff Grayson	—	—
Executive Officers and Directors as a Group
(12 persons)	96,406	1.02%

(1)           “Beneficial owner” refers to a person who has or shares the power to vote or direct the voting of a security or the power to dispose or direct the disposition of the security or who has the right to acquire beneficial ownership of a security within 60 days. More than one person may be deemed to be a beneficial owner of the same securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days of December 31, 2004 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)           NCP-EH GP, L.L.C. is one of the general partners of Equinox Holdings, L.P. The sole member of NCP-EH GP, L.L.C. is North Castle Partners II, L.P., a private investment fund managed by North Castle Partners LLC. JWC-EH, LLC is the second general partner of Equinox Holdings, L.P. The sole member of JWC-EH, LLC is J.W. Childs Equity Partners II, L.P., a private investment fund managed by J.W. Childs Associates, L.P. By virtue of their status, North Castle and J.W. Childs may be deemed to be beneficial owners of the shares owned by Equinox Holdings, L.P. Mr. Baird and Mr. James are partners of North Castle and Mr. Saltzman is a vice president of North Castle and by virtue of their status may be deemed to share voting and investment power with respect to the shares in which North Castle has direct or indirect beneficial ownership; Mr. Baird, Mr. James and Mr. Saltzman disclaim beneficial ownership of such shares. Mr. Hopkins, Mr. Watts and Mr. Yun are partners of J. W. Childs Associates, L.P. and Mr. Tricolli is a vice president of J.W. Childs Associates, L.P. By virtue of their status, Mr. Hopkins, Mr. Watts, Mr. Yun and Mr. Tricolli may be deemed to share voting and investment power with respect to the shares in which J.W. Childs Associates, L.P. has direct or indirect beneficial ownership; Mr. Hopkins, Mr. Watts, Mr. Yun and Mr. Tricolli disclaim beneficial ownership of such shares. 97,263 of these shares are held indirectly through Equinox Holdings, L.P. by a third party financial institution.

(3)           Consists of (i) 1,283 shares held of record and (ii) 95,123 shares issuable upon exercise of rollover options that have already vested or will vest within 60 days.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2004, concerning compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance, aggregated as follows:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining for available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	2,125,237	$4.88	124,346
Equity compensation plans not approved by security holders	—	—	—
Total	2,125,237	$4.88	124,346

Item 13.                                                  Certain Relationships and Related Transactions

North Castle Partners, L.L.C. and J.W. Childs Associates, L.P.

Equinox Holdings, L.P. currently holds 91% of the outstanding common stock of Equinox. One of the two general partners of Equinox Holdings, L.P. is NCP-EH GP, L.L.C., whose sole member is North Castle Partners II, L.P., a private investment fund managed by North Castle Partners, L.L.C. (“North Castle”). Charles F. Baird, Jr., a Partner of North Castle, is a Director of Equinox and has served as Chairman since December 2000. Benjamin B. James is a Partner of North Castle and a Director of Equinox.

The second general partner of Equinox Holdings, L.P. is JWC-EH, LLC, whose sole member is J.W. Childs Equity Partners II, L.P. The general partner of J.W. Childs Equity Partners II, L.P. is J.W. Childs Advisors II, L.P. J.W. Childs Equity Partners II, L.P. is a private investment fund managed by J.W. Childs Associates, L.P. (“J.W. Childs”). Glenn A. Hopkins, William E. Watts and Edward D. Yun are Partners of J.W. Childs and Directors of Equinox. Mark J. Tricolli is a Vice President of J.W. Childs and a Director of Equinox.

Consulting Agreement

Pursuant to a consulting agreement dated as of December 15, 2000, North Castle and J.W. Childs receive from Equinox (1) an annual fee for business, management and financial consulting services provided to Equinox and (2) reimbursement of out-of-pocket expenses. Such consulting services include helping Equinox establish and maintain banking, legal and other business relationships, and assisting management in developing and implementing corporate and business strategies for improving our operational, marketing and financial performance. The annual fee was established by means of an arms length negotiation among us and North Castle and J.W. Childs at the time of their initial investment in Equinox during our December 2002 recapitalization, at levels they believed were appropriate to the nature and types of services being performed. The consulting agreement currently provides for an annual fee of $0.8 million, payable semi-annually, which we may increase, but not decrease without the consent of both North Castle and J.W. Childs. However, any increase in the annual fee is subject to applicable limitations under the terms of our existing and future debt. The consulting agreement also provides that Equinox will indemnify North Castle, J.W. Childs, certain affiliates and their respective directors, officers, partners, members, managers, employees, agents and controlling persons against certain liabilities arising under the federal securities laws, other laws regulating our business and certain other claims and liabilities. The consulting agreement also provides that North Castle and J.W. Childs will perform financial advisory, investment banking and similar services with respect to proposals for any acquisition (by merger, asset acquisition or otherwise) by Equinox and its subsidiaries. The fee for such services in connection with future transactions would be an amount equal to 1% of the transaction value for the applicable transaction. North Castle and J.W. Childs will not be paid a fee for this transaction.

Stockholders Agreement

Equinox is party to a stockholders agreement, dated as of December 15, 2000, as amended, under which the parties thereto have made certain agreements regarding matters further described below, including the voting of their shares and the governance of Equinox.

Board of Director and Designation Rights.  The stockholders agreement provides that the board of directors of Equinox will consist of ten members, each nominated by Equinox Holdings, L.P.

including one management director. At any time at which a vacancy is created on the board as a result of the death, disability, retirement, resignation or removal before the expiration of his or her term as director, then the party that nominated such director will have the right to nominate a replacement.

Actions of the Board; Affiliate Agreements.  The stockholders agreement provides that actions of the board will require the affirmative vote of at least a majority of the directors present at a duly convened meeting at which a quorum is present or the unanimous written consent of the board. The affirmative vote of at least seven directors is required to take certain actions.

Board Committees.  The stockholders agreement provides for Equinox to have an audit committee and a compensation committee. Each committee must have two directors, consisting of members nominated by Equinox Holdings, L.P.’s nominees.

Observation and Information Rights.  The stockholders agreement provides that a certain stockholder will have the right to designate a representative to attend meetings of the board of directors and to receive copies of all written materials provided to the board. The representative will not have any right to vote on any matter presented to the board. The representative may be obliged to maintain the confidentiality of information received in connection with the exercise of their respective rights.

Transfer Restrictions.  Subject to certain exceptions, the stockholder parties to the stockholders agreement may not transfer any shares of Equinox’s common stock prior to an initial public offering.

Registration Rights Agreement

In connection with our recapitalization in 2000, we entered into a registration rights agreement, dated as of December 15, 2000, with Equinox Holdings, L.P., NCP Co-Investment Fund, L.P., certain holders of our common stock put warrants, certain members of management and other Equinox shareholders. Pursuant to the terms of the registration rights agreement, Equinox Holdings, L.P. may, at any time, request that Equinox effect the registration under the Securities Act of all or part of its registrable securities (as defined below). After an initial public offering, holders of 51% or more of the warrants relating to Equinox’s common stock may also request that we effect the registration under the Securities Act of all or part of such holder’s registrable securities. Upon receipt of such a request, Equinox is required to promptly give written notice of such requested registration to all holders of registrable securities and, thereafter, to use its reasonable best efforts to effect the registration under the Securities Act of all registrable securities which it has been requested to register pursuant to the terms of the registration rights agreement. Equinox will pay all expenses in connection with the first four successfully effected registrations requested by Equinox Holdings, L.P. and up to two successfully effected registrations requested by the warrant holders.

“Registrable securities” means:

•                  shares of Equinox common stock issued in connection with the recapitalization to members of management or directors of Equinox for so long as any such shares constitute restricted securities;

•                  shares of Equinox common stock issuable pursuant to any stock subscription agreement;

•                  shares of Equinox common stock issued upon exercise of the common stock put warrants; and

•                  any securities issued or issuable with respect to Equinox common stock referred to above as a result of a conversion, exchange, stock dividend or distribution, stock split or reverse stock split, combination, recapitalization, merger, consolidation or other reorganization thereof.

The registration rights agreement also provides that, with certain exceptions, the parties thereto will have certain incidental registration rights in the event that the company at any time proposes to register any of its equity securities and the registration form to be used may be used for the registration of securities otherwise registrable under the registration rights agreement.

In addition to the provisions set forth above, the registration rights agreement contains other terms and conditions including those customary to agreements of this kind.

Related Party Leases

Donato Errico, Jr., a former member of our Board of Directors during 2003 and current shareholder, is a partner in partnerships that lease space to us at two locations. The partnerships received approximately $1.0 million for each location pursuant to the leases and related agreements for the fiscal years ending December 31, 2004 and 2003.

Exit Payment

Under our Amended and Restated Stock Purchase Agreement and Plan of Merger as amended as of December 14, 2000, we must pay our founding stockholders $10.0 million on the earlier of an initial public offering, a change of control or December 15, 2010. We must pay an additional $5.0 million at the same time if the internal rate of return of our equity sponsors exceeds a specified amount.

Stock Option Plans

Under the terms of the Equinox Holdings, Inc. 1998 Stock Incentive Plan (the “1998 Plan”), options to purchase 1,000,000 shares of common stock may be granted. The 1998 Plan is closed and there are no further options available for grant. As of December 31, 2004, there were 284,919 outstanding options granted under the 1998 Plan. As of December 31, 2004, 1,085,450 options were authorized under the Equinox Holdings, Inc. 2000 Stock Incentive Plan and options to purchase 961,104 shares of Equinox common stock were outstanding.

Item 14.                                                  Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Company for the years ended December 31, 2004 and 2003 by the Company’s principal accounting firm, KPMG LLP:

	2004	2003
Audit fees (a)	$512,525	$430,200
Total audit and audit-related fees	512,525	430,200
Tax fees(b)	—	20,100
Total fees	$512,525	$450,300

(a) Includes fees for review services in connection with quarterly reports and our registration statement on Form S-4

(b) Includes tax preparation services for 2002 tax returns

In 2003 and 2004 all services included on the Service List were pre-approved following the policies and procedures of the Audit Committee.

Any requests for audit, audit-related, and non-audit related (tax) services not included pre-approved services must be submitted to the Audit Committee for specific pre-approval. Generally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the authority to grant specific pre-approval between meetings, as necessary, has been delegated to the Chairman of the Audit Committee, or any member of the Committee in the absence of the Chairman. In the event any of the audit-related services or non-audit related (tax) services are authorized by less than all members of the Audit Committee, the Chief Accounting Officer of the Company shall notify any members of the Audit Committee who did not participate in such determination of the services and fees authorized.

On a quarterly basis, the Audit Committee reviews the status of services and fees incurred year-to-date against the original Service List and the forecast of remaining services and fees for the fiscal year.

Item 15.                                                  Exhibits and Financial Statement Schedules.

Exhibit Number	Description of Document

2.1

Amended and Restated Stock Purchase Agreement and Plan of Merger, dated as of October 16, 2000, as amended as of December 14, 2000, by and among the holders of shares of Common Stock listed on Annex I to the agreement, Equinox Holdings, Inc., NCP-EH Recapitalization Corp., and NCP-EH, L.P. (Filed on July 15, 2004 as Exhibit 2.1 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.1

Certificate of Incorporation of Equinox Holdings, Inc., amended. (Filed on July 15, 2004 as Exhibit 3.1.1 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.2

Certificate of Incorporation of Equinox-92nd Street Inc. (Filed on July 15, 2004 as Exhibit 3.1.2 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.3

Certificate of Incorporation of Equinox-85th Street Inc. (Filed on July 15, 2004 as Exhibit 3.1.3 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.4

Certificate of Incorporation of Equinox—76th Street Inc. (Filed on July 15, 2004 as Exhibit 3.1.4 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.5

Certificate of Incorporation of Equinox 63rd Street Inc. (Filed on July 15, 2004 as Exhibit 3.1.5 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.6

Certificate of Incorporation of Equinox-54th Street, Inc. (Filed on July 15, 2004 as Exhibit 3.1.6 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.7

Certificate of Incorporation of Equinox-50th Street, Inc. (Filed on July 15, 2004 as Exhibit 3.1.7 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.8

Certificate of Incorporation of Equinox 44th Street Inc. (Filed on July 15, 2004 as Exhibit 3.1.8 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.9

Certificate of Incorporation of Equinox-43rd Street Inc. (Filed on July 15, 2004 as Exhibit 3.1.9 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.10

Certificate of Incorporation of Equinox Columbus Centre, Inc. (Filed on July 15, 2004 as Exhibit 3.1.10 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.11

Certificate of Incorporation of Equinox Greenwich Avenue, Inc. (Filed on July 15, 2004 as Exhibit 3.1.11 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.12

Certificate of Incorporation of Broadway Equinox Inc., amended. (Filed on July 15, 2004 as Exhibit 3.1.12 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.13

Certificate of Incorporation of Equinox Tribeca, Inc. (Filed on July 15, 2004 as Exhibit 3.1.13 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.14	Certificate of Incorporation of Equinox Tribeca Office, Inc. (Filed on July 15, 2004 as Exhibit 3.1.14 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration

Exhibit Number	Description of Document

No. 333-112531, and incorporated herein by reference).
3.1.15

Certificate of Incorporation of Equinox Wall Street Inc. (Filed on July 15, 2004 as Exhibit 3.1.15 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.16

Certificate of Incorporation of Equinox White Plains Road, Inc. (Filed on July 15, 2004 as Exhibit 3.1.16 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.17

Certificate of Incorporation of Equinox Woodbury, Inc. (Filed on July 15, 2004 as Exhibit 3.1.17 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.18

Certificate of Incorporation of Equinox Greenvale, Inc. (Filed on July 15, 2004 as Exhibit 3.1.18 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.19

Certificate of Incorporation of The Equinox Group, Inc. (Filed on July 15, 2004 as Exhibit 3.1.19 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.20

Certificate of Incorporation of Energy Wear Inc. (Filed on July 15, 2004 as Exhibit 3.1.20 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.21

Certificate of Incorporation of Equinox Darien, Inc. (Filed on July 15, 2004 as Exhibit 3.1.21 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.22

Articles of Incorporation of Equinox Lincoln Park, Inc. (Filed on July 15, 2004 as Exhibit 3.1.22 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.23

Articles of Incorporation of Equinox Highland Park, Inc. (Filed on July 15, 2004 as Exhibit 3.1.23 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.24

Articles of Incorporation of Equinox Gold Coast, Inc. (Filed on July 15, 2004 as Exhibit 3.1.24 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.25

Articles of Incorporation of Equinox West Hollywood, Inc. (Filed on July 15, 2004 as Exhibit 3.1.25 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.26

Articles of Incorporation of Equinox Fitness Pasadena, Inc. (Filed on July 15, 2004 as Exhibit 3.1.26 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.27

Articles of Incorporation of Equinox Pine Street, Inc. (Filed on July 15, 2004 as Exhibit 3.1.27 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.28

Certificate of Incorporation of Equinox Mamaroneck, Inc. (Filed on July 15, 2004 as Exhibit 3.1.28 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.29

Articles of Incorporation of Equinox Fitness Santa Monica, Inc. (Filed on July 15, 2004 as Exhibit 3.1.29 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.1.30	Certificate of Incorporation of Equinox Wooster, Inc
3.1.31	Articles of Incorporation of Equinox Fitness San Mateo, Inc.
3.1.32	Articles of Incorporation of Equinox Fitness Newport Beach, Inc.
3.1.33	Articles of Incorporation of Equinox Fitness Westwood, Inc.
3.1.34	Certificate of Incorporation of Equinox Great Neck, Inc

Exhibit Number	Description of Document

3.1.35	Articles of Incorporation of Equinox South Beach, Inc.
3.1.36	Articles of Incorporation of Equinox Fitness Palos Verdes, Inc.
3.1.37	Articles of Incorporation of Equinox Monroe Street, Inc.
3.1.38	Public Records Filing for New Business Entity for Equinox Englewood Cliffs, Inc.
3.1.39	Corrected Certificate of Formation of Equinox Holdings, LLC
3.2.1

Amended and Restated By-laws of Equinox Holdings, Inc. (Filed on July 15, 2004 as Exhibit 3.2.1 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.2

By-laws of Equinox-92nd Street Inc. (Filed on July 15, 2004 as Exhibit 3.2.2 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.3

By-laws of Equinox-85th Street Inc. (Filed on July 15, 2004 as Exhibit 3.2.3 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.4

By-laws of Equinox Fitness Club Inc. (Filed on July 15, 2004 as Exhibit 3.2.4 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.5

By-laws of Equinox 63rd Street Inc. (Filed on July 15, 2004 as Exhibit 3.2.5 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.6

By-laws of Equinox-54th Street, Inc. (Filed on July 15, 2004 as Exhibit 3.2.6 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.7

By-laws of Equinox-50th Street, Inc. (Filed on July 15, 2004 as Exhibit 3.2.7 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.8

By-laws of Equinox 44th Street Inc. (Filed on July 15, 2004 as Exhibit 3.2.8 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.9

By-laws of Equinox-43rd Street Inc. (Filed on July 15, 2004 as Exhibit 3.2.9 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.10

By-laws of Equinox Columbus Centre, Inc. (Filed on July 15, 2004 as Exhibit 3.2.10 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.11

By-laws of Equinox Greenwich Avenue, Inc. (Filed on July 15, 2004 as Exhibit 3.2.11 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.12

By-laws of Broadway Equinox Inc. (Filed on July 15, 2004 as Exhibit 3.2.12 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.13

By-laws of Equinox Tribeca, Inc. (Filed on July 15, 2004 as Exhibit 3.2.13 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.14

By-laws of Equinox Tribeca Office, Inc. (Filed on July 15, 2004 as Exhibit 3.2.14 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.15

By-laws of Equinox Wall Street Inc. (Filed on July 15, 2004 as Exhibit 3.2.15 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.16	By-laws of Equinox White Plains Road, Inc. (Filed on July 15, 2004 as Exhibit 3.2.16 to

Exhibit Number	Description of Document

Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).
3.2.17

By-laws of Equinox Woodbury, Inc. (Filed on July 15, 2004 as Exhibit 3.2.17 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.18

By-laws of Equinox Greenvale, Inc. (Filed on July 15, 2004 as Exhibit 3.2.18 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.19

By-laws of The Equinox Group, Inc. (Filed on July 15, 2004 as Exhibit 3.2.19 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.20

By-laws of Energy Wear Inc. (Filed on July 15, 2004 as Exhibit 3.2.20 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.21

By-laws of Equinox Darien, Inc. (Filed on July 15, 2004 as Exhibit 3.2.21 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.22

By-laws of Equinox Lincoln Park, Inc. (Filed on July 15, 2004 as Exhibit 3.2.22 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.23

By-laws of Equinox Highland Park, Inc. (Filed on July 15, 2004 as Exhibit 3.2.23 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.24

By-laws of Equinox Gold Coast, Inc. (Filed on July 15, 2004 as Exhibit 3.2.24 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.25

By-laws of Equinox West Hollywood, Inc. (Filed on July 15, 2004 as Exhibit 3.2.25 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.26

By-laws of Equinox Fitness Pasadena, Inc. (Filed on July 15, 2004 as Exhibit 3.2.26to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.27

By-laws of Equinox Pine Street, Inc. (Filed on July 15, 2004 as Exhibit 3.2.27 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.28

By-laws of Equinox Mamaroneck, Inc. (Filed on July 15, 2004 as Exhibit 3.2.28 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.29

By-laws of Equinox Fitness Santa Monica, Inc. (Filed on July 15, 2004 as Exhibit 3.2.29 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

3.2.30	By-laws of Equinox Fitness San Mateo, Inc.
3.2.31	By-laws of Equinox Fitness Newport Beach, Inc.
3.2.32	By-laws of Equinox Fitness Westwood, Inc.
3.2.33	By-laws of Equinox Great Neck, Inc
3.2.34	By-laws of Equinox South Beach, Inc.
3.2.35	By-laws of Equinox Fitness Palos Verdes, Inc.
3.2.36	By-laws of Equinox Monroe Street, Inc.
3.2.37	By-laws of Equinox Englewood Cliffs, Inc.
3.2.38	Limited Liability Company Agreement of EQX Holdings, LLC
4.1	Indenture, dated as of December 16, 2003 among Equinox Holdings, Inc., the Guarantors named

Exhibit Number	Description of Document

therein and U.S. Bank National Association with respect to Equinox Holdings, Inc.’s 9% Senior Notes due 2009. (Filed on July 15, 2004 as Exhibit 4.1 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

4.2

Registration Rights Agreement, dated as of December 16, 2003, among Equinox Holdings, Inc., the Guarantors named therein, Merrill Lynch & Co., UBS Securities LLC. and Wachovia Capital Markets, LLC. (Filed on February 5, 2004 as Exhibit 4.2 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531).

4.3	Form of Exchange Note (Filed on July 15, 2004 as Exhibit 4.3 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).
4.5

Form of Common Stock Purchase Warrant. (Filed on July 15, 2004 as Exhibit 4.5 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

10.1

Master Services Agreement, dated February 22, 2001, among Equinox Holdings, Inc., Eclipse Development Corporation, and Paul Boardman. (Filed on July 15, 2004 as Exhibit 10.1 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

10.3

Registration Rights Agreement, dated December 15, 2000, among Equinox Holdings, Inc., Equinox Holdings, L.P., NCP Co-Investment Fund, L.P. and certain holders of common stock put warrants, certain members of management and other Equinox shareholders. (Filed on July 15, 2004 as Exhibit 10.3 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

10.4

Consulting Agreement, dated as of December 15, 2000, among Equinox Holdings, Inc., North Castle Partners, L.L.C., J.W. Childs Associates, L.P. and J.W. Childs Advisors II, L.P. (Filed on July 15, 2004 as Exhibit 10.4 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

10.5

Stockholders Agreement, dated as of December 15, 2000, as amended as of February 21, 2003, among Equinox Holdings, Inc., NCP-EH, L.P., NCP Co-Investment Fund, L.P., each of the stockholders listed on Schedule I to the agreement, each of the rollover optionholders listed on Schedule II to the agreement, Albion Alliance Mezzanine Fund, L.P., Albion Alliance Mezzanine Fund II, L.P., Deutsche Bank Securities Inc., Exeter Capital Partners IV, L.P., Exeter Equity Partners, L.P., Bill and Melinda Gates Foundation, Arrow Investment Partners, and each other person who is, or becomes, a party to the Agreement pursuant to Section 4.14 of the Agreement, North Castle Partners II, L.P. and Friends of North Castle Fund, L.P. (Filed on July 15, 2004 as Exhibit 10.5 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

10.6

Employment Agreement by and between Equinox Holdings, Inc. and Harvey Spevak. (Filed on July 15, 2004 as Exhibit 10.6 to Amendment #1 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

10.7

Employment Agreement by and between Equinox Holdings, Inc., Scott Rosen and the Company. (Filed on August 9, 2004 as Exhibit 10.7 to Amendment #2 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

10.8

Termination Agreement by and between Equinox Holdings, Inc. and Kenneth P. Fleischer. (Filed on August 9, 2004 as Exhibit 10.8 to Amendment #2 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

10.9

Employment Agreement by and between Equinox Holdings, Inc. and Chris Peluso. (Filed on August 9, 2004 as Exhibit 10.9 to Amendment #2 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

10.10	Employment Agreement by and between Equinox Holdings, Inc. and Jeff Grayson. (Filed on

Exhibit Number	Description of Document

August 9, 2004 as Exhibit 10.10 to Amendment #2 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).
10.11

Credit Agreement by and among Equinox Holdings, Inc., Merrill Lynch Capital, UBS Securities, Inc., and Wachovia Securities, Inc. (Filed on August 9, 2004 as Exhibit 10.11 to Amendment #2 to the Company’s Registration Statement on Form S-4, Registration No. 333-112531, and incorporated herein by reference).

10.12	Equinox Holdings, Inc. 1998 Stock Option Plan
10.13	Equinox Holdings, Inc. 2000 Stock Incentive Plan
10.14	Form of Option Agreement under the Equinox Holdings, Inc. 2000 Stock Incentive Plan
10.15	Form of Stock Subscription agreement under the Equinox Holdings, Inc. 2000 Stock Incentive Plan.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2005.

EQUINOX HOLDINGS, INC.
(Registrant)

By: /s/ SCOTT ROSEN
Scott Rosen
Executive Vice President and Chief Financial Officer
(Principal financial, accounting officer)

By: /s/ HARVEY SPEVAK
Harvey Spevak
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 15, 2005.

/s/ HARVEY SPEVAK	/s/ JOHN RICHARDS
Harvey Spevak	John Richards
Director, President and Chief Executive Officer	Director

/s/ SCOTT ROSEN	/s/ STEPHEN M. ROSS
Scott Rosen	Stephen M. Ross
Executive Vice President and Chief Financial Officer	Director

/s/ CHARLES F. BAIRD, JR.	/s/ MARK TRICOLLI
Charles F. Baird	Mark Tricolli
Director, Chairman	Director, Vice President and Secretary

/s/ IRWIN COHEN	/s/ WILLIAM E. WATTS
Irwin Cohen	William E. Watts
Director	Director

/s/ GLENN HOPKINS	/s/ EDWARD D. YUN
Glenn Hopkins	Edward D. Yun
Director	Director

/s/ DOUGLAS W. LEHRMAN
Douglas W. Lehrman
Director