Form 10-Q
period 2005-03-31
EQUINOX HOLDINGS INC
filed 2005-12-05
CIK 1131608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

EQUINOX HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE
(State or Other jurisdiction of incorporation)

333-112531	13-4034296
(Commission File Number)	(IRS Employer Identification No.)

895 Broadway, New York, NY	10003
(Address of principal executive offices)	(Zip Code)

(212) 677-0181
(Registrant’s telephone number, including area code)

N/A
(Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

At December 2, 2005, 9,453,247 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PART I.         FINANCIAL INFORMATION

Item 1.            Financial Statements

Equinox Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Thousands of dollars)

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
		(Restated)
Revenue:
Membership fees	$27,098	$22,101
Personal training revenue	9,320	7,273
Other revenue	4,935	4,213
Total revenue	41,353	33,587

Expenses:
Compensation and related	16,963	14,477
Rent and occupancy	6,001	4,767
General and administrative	8,500	8,826
Related-party management fees	200	402
Depreciation and amortization	3,799	3,135
Total operating expenses	35,463	31,607
Income from operations	5,890	1,980

Other income (expense):
Interest expense	(4,001)	(3,823)
Interest income	118	51
Other income (expense)	(12,309)	714
Total other expense	(16,192)	(3,058)
Loss before (provision for) benefit from income taxes	(10,302)	(1,078)
(Provision for) benefit from income taxes	(993)	485
Minority interest	(30)	—
Net loss	$(11,325)	$(593)

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Equinox Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Thousands of dollars)

	March 31,	December 31,
	2005	2004
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$28,537	$27,506
Accounts receivable, net of allowance for doubtful accounts of $70 and $60, respectively	2,711	1,984
Due from affiliated entities	7	509
Deferred income taxes	10,769	10,774
Prepaid expenses and other current assets	10,810	8,502
Total current assets	52,834	49,275

Property and equipment, net of accumulated depreciation of $44,120 and $40,256, respectively	162,888	150,784
Goodwill, net	2,503	2,503
Deferred financing costs, net	6,117	6,457
Other assets	6,876	7,448
Total assets	$231,218	$216,467

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$15,798	$8,234
Deferred revenue	37,270	34,217
Current installments of long-term debt	736	852
Total current liabilities	53,804	43,303

Deferred revenue	743	619
Long-term debt	162,010	162,097
Deferred rent	35,734	32,667
Common stock put warrants	25,488	13,179
Due to founding shareholders	3,653	3,497
Deferred income taxes	1,569	1,569
Total long-term liabilities	229,197	213,628
Total liabilities	283,001	256,931
Commitments and contingencies (Note 7)
Minority interest	6	—
Shareholders’ deficit	(51,789)	(40,464)
Total liabilities and shareholders’ deficit	$231,218	$216,467

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Equinox Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Thousands of dollars)

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net loss	$(11,325)	$(593)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,799	3,135
Amortization of deferred rent	111	640
Amortization of interest and deferred financing costs	497	457
Deferred income taxes	4	(603)
Change in fair value of common stock put warrants	12,309	(712)
Other non-cash charges	108	(81)
Changes in operating assets and liabilities:
Accounts receivable	(804)	184
Due to or from affiliated entities	—	(1,125)
Prepaid expenses and other current assets	(2,539)	(106)
Other assets	571	44
Accounts payable and accrued expenses	3,154	5,720
Deferred revenue	3,178	2,752
Net cash provided by operating activities	9,063	9,712

Cash flows from investing activities:
Purchases of property and equipment	(11,536)	(10,926)
Cash from consolidation of Eclipse Development Corporation	805	—
Redemption of marketable securities	—	82
Net cash used in investing activities	(10,731)	(10,844)

Cash flows from financing activities:
Repayment of notes payable	(27)	—
Repayment of capital lease obligations	(129)	(403)
Payment of deferred financing costs	—	(622)
Payment of deferred rent	2,565	923
(Increase) decrease in restricted cash, net	290	—
Net cash provided by (used in) financing activities	2,699	(102)
Net increase (decrease) in cash and cash equivalents	1,031	(1,234)
Cash and cash equivalents, beginning of period	27,506	42,709
Cash and cash equivalents, end of period	$28,537	$41,475

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Equinox Holdings, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Deficit

(In Thousands)

(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
Activity	Shares	Amounts	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2004	9,443	$94	$82,920	$(123,478)	$—	$(40,464)

Net income (loss)		—	—	(11,325)	—	(11,325)

Comprehensive income (loss)		—	—	(11,325)	—	(11,325)

Balance, March 31, 2005	9,443	$94	$82,920	$(134,803)	$—	$(51,789)

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Equinox Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

Note 1.           Description of Business and Basis of Presentation

Description of business - Equinox (the “Company”) operates full-service fitness clubs that offer an integrated selection of Equinox-branded programs, services and products. At March 31, 2005, we operated twenty-four fitness clubs: seventeen in the New York City metropolitan area, four in California and three in the Chicago area.  In addition, at March 31, 2005, we had six new locations under development, consisting of one in Mamaroneck, New York, three in California, one in Chicago, Illinois and one in South Beach, Florida.

On December 5, 2005, the Company entered into a definitive merger agreement, pursuant to which an indirect subsidiary of The Related Companies L.P. has agreed to acquire 100% of the issued and outstanding common stock of the Company.  The Related Companies L.P. is a New York limited partnership engaged in the business of developing, managing and financing domestic and international real estate.  (See Subsequent Event in this Note 1, below).

Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Company’s Management, the interim data includes all adjustments, including normal recurring accruals, necessary to fairly present the accompanying financial statements. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  The balance sheet at December 31, 2004 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  As described in Note 18 to the Consolidated Financial Statements in the Annual Report on Form 10-K, the condensed consolidated statement of income and condensed consolidated statement of cash flows for the three months ended March 31, 2004 have been restated.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Effective January 1, 2005, the Company, as the primary beneficiary, consolidates the results of Eclipse Development Corporation (“Eclipse”), a variable interest entity, pursuant to the guidance of Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities.  Eclipse was formed for the sole purpose, and retains an exclusive service agreement with the Company, to provide site selection, acquisition, design, construction and maintenance services for Equinox clubs.  The Company funds all of the activities of Eclipse which has no other source of revenue or funding.

For the period ended March 31, 2005, Eclipse had net income of $30,000.  Minority interest on the balance sheet of $6,000 consists of pre-consolidation related deficit of $24,000 offset by minority interest of $30,000.  All significant intercompany accounts and transactions have been eliminated.

Reclassifications – Certain reclassifications have been made to the prior year period condensed consolidated financial statements to conform to the current period presentation.

Subsequent event - On December 5, 2005, the Company signed a definitive merger agreement with The Related Companies L.P., a New York limited partnership, pursuant to which an indirect subsidiary of the Related Companies L.P. has agreed to acquire 100% of the issued and outstanding common stock of the Company for an amount in cash equal to $505 million, less certain indebtedness, the payments in connection with the cancellation of options and certain transaction expenses.

Closing of the transaction is expected to occur January, 2006; however, there is no assurance that the proposed transaction with The Related Companies L.P. will be completed.  Upon closing of the transaction, the Company would be a subsidiary of The Related Companies L.P. (“Related”).  Completion of the proposed transaction would result in a change of control of the Company which would require the Company to notify holders of its 9% Senior Notes due 2009 of such change of control and which would provide such note holders with the right to require the Company to purchase all or a portion of the outstanding notes at a purchase price equal to 101% of the principal amount of notes tendered plus accrued and unpaid interest.  Under certain conditions, the Company may not be required to repurchase the notes if a third party makes a Change of Control Offer in accordance with the requirements set forth in the indenture.  As part of Related’s proposed financing for the transaction, a Related entity will commence a cash tender offer to purchase Equinox’s outstanding 9% Senior Notes due 2009.

Note 2.           Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) (revised 2004), “Share-Based Payment.” This statement primarily requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and unvested share-based payment awards at the Company’s adoption date. This statement was effective for periods beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission ("SEC") delayed the compliance dates allowing registrants to adopt the provisions of SFAS No. 123(R) as of the beginning of the first annual period beginning after June 15, 2005.  Therefore, the Company plans to adopt the provisions of this statement beginning January 1, 2006.  The Company is currently evaluating the impact of this Statement.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies when a company has sufficient information to reasonably estimate the fair value of an asset retirement obligation as originally defined in SFAS No. 143 “Accounting for Asset Retirement Obligations”.  While the Company enters into leases for real property in the ordinary course of business, it does not normally incur obligations to remove or retire leasehold improvements constructed for its clubs.  Therefore, Management believes that the impact of this Interpretation will not be material to the Company’s 2005 financial condition and results of operations.  Implementation of this Interpretation is required in the fourth quarter of 2005 for calendar-year reporting entities.

In September 2005, the SEC further extended the date by which non-accelerated filers must comply with the requirements of Section 404 of the Sarbanes-Oxley Act (the “Act”).  The SEC also issued for public comment proposed rules that would modify the definition of an accelerated filer by designating a subset of accelerated filers with worldwide public float of at least $700 million as “large accelerated filers” and easing the restrictions on an issuer’s ability to rid itself of the “accelerated filer” status if its public float is under $25 million.  This change will allow Equinox, which is not an accelerated filer, an additional year to comply with the requirements of section 404 of the Act and Equinox must now comply for the year ended December 31, 2007.

The FASB recently issued Staff Position 13-1 (the “FSP”) on Accounting for Rental Costs during a Construction Period.  The FSP requires that rental costs incurred during and after a construction period associated with real estate operating leases should be recognized as rental expense.  The Company currently capitalizes such rental costs.  The guidance in the FSP shall be applied to the first reporting period beginning after December 15, 2005.  Therefore, the Company plans to adopt the provisions of the FSP beginning January 1, 2006.  The Company is currently evaluating the impact of the FSP on earnings.

Note 3.                                  Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners.  Comprehensive income is the total of net income and all other non-owner changes in equity (other comprehensive income) such as unrealized gains or losses on securities classified as available-for-sale.  Comprehensive loss was $11,325,000 and $620,000 for the three months ended March 31, 2005 and 2004, respectively.

Note 4.                                  Long-Term Debt

At March 31, 2005 and December 31, 2004, long-term debt includes the Company’s 9% Senior Notes due 2009 of $160,000,000 and other notes payable and capital lease obligations of $2,746,000 and $2,949,000, respectively.

Under the indenture for the Senior Notes Due 2009, the Company is required to deliver annual and quarterly financial information by the due dates prescribed by the rules of the SEC. Under our Credit Agreement, the Company is required to deliver financial information within 90 days after the end of each fiscal year, quarterly information within 45 days after the end of each quarter and monthly information within 30 days of the end of each month.  Presently, there are no outstanding borrowings under the Credit Agreement.  We are in violation under our indenture for not providing financial information for the first, second and third quarters of 2005. The filing of this Form 10-Q will cure the violation under the indenture with respect to these information delivery obligations for the first quarter of 2005. The Company has either obtained a waiver for or cured the first, second and third quarter information delivery defaults under the Credit Agreement.

Note 5.                                  Leases

The Company leases space under non-cancelable operating leases, for which initial terms expire at various dates through 2025.  The leases contain provisions for scheduled rent increases and, in some cases, contain provisions for contingent rentals based on a percentage of sales in excess of a stipulated amount.  During the first quarter of 2005, the Company entered into three leases for real property associated with new clubs.  The accompanying condensed consolidated balance sheet at March 31, 2005 includes deferred rent obligations of $35,734,000, representing accumulated rent expense charged to operations from the inception of certain leases in excess of the required lease payments as well as cash incentives received from landlords which will offset future rent expense.  Minimum future rental obligations under non-cancelable operating leases at March 31, 2005 are as follows (amounts in thousands):

2005	$15,578
2006	23,667
2007	24,761
2008	24,920
2009	25,703
Thereafter	270,336
$384,965

Rent expense charged to operations amounted to $4,610,000 and $4,058,000 for the three months ended March 31, 2005 and 2004, respectively.  Included in these amounts are $339,000 and $785,000, for the three months ended March 31, 2005 and 2004, respectively, of rent expense in excess of required lease payments in those periods.

Note 6.                                  Valuation of Common Stock Put Warrants

Common stock put warrants - In December 2000, the Company issued common stock put warrants to purchase 879,214 shares of its common stock. These are marked to market on a quarterly basis, with the adjustment shown as other income (expense). In estimating the fair market value of the warrants prior to 2004, the Company’s assumptions included adjusted EBITDA multiples and other estimates.  A third party performed a valuation of our common stock where estimates were also employed to determine fair market value at the end of each period presented.  The fair value of these warrants is shown as a long-term liability in the accompanying condensed consolidated balance sheets.  In consideration of the pending transaction, the common stock put warrants were marked to market, with the aggregate merger consideration of the pending transaction discussed in the subsequent event section of Note 1 as the basis for establishing fair market value.  This resulted in an adjustment of $12.3 million to record additional expense and is reflected as “Other Income (expense)” on the condensed consolidated statements of income.

Note 7.                                  Commitments and Contingencies

Letters of Credit - At March 31, 2005 the Company had a total of approximately $6.0 million in letters of credit issued.

Litigation - In the normal course of business, the Company is a party to various claims and/or litigation. Management believes that, based on the advice of legal counsel, the settlement of all such claims and/or litigation, considered in the aggregate, will not have a material adverse effect on the Company’s financial statements.

Note 8.                                  Income Taxes

The Company files a Federal consolidated income tax return with all of its subsidiaries.  The Company’s provision for income taxes in the condensed consolidated statements of income also includes state taxes, for which returns are prepared on a consolidated or combined basis, if allowed by the state for certain subsidiaries of the Company operating in the same state or on a separate company basis if only one subsidiary of the Company operates in one state or if the state does not permit filing on a consolidated or combined basis.

As a result of the adjustment to the valuation of the common stock put warrants, the Company expects to have a negative effective annual tax rate in 2005. Accordingly, the Company has provided for taxes during interim periods in 2005 based on its actual effective rate for the interim period, which was negative 10% for the three months ended March 31, 2005. In 2004, taxes were provided in interim periods based on the estimated annual effective rate of 45%. The effective tax rates used for 2005 differed from the Federal statutory rate principally due to state and local taxes, the adjustment of the value of the common stock put warrants as discussed in Note 6 and other non-deductible items.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  As described in Note 18 to the Consolidated Financial Statements in the Annual Report on Form 10-K, the condensed consolidated statement of income and condensed consolidated statement of cash flows for the three months ended March 31, 2004 have been restated.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ materially from those estimates. This and certain other factors, including competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

On December 5, 2005, the Company signed a definitive merger agreement with The Related Companies L.P., a New York limited partnership, pursuant to which an indirect subsidiary of The Related Companies L.P. has agreed to acquire 100% of the issued and outstanding common stock of the Company for an amount in cash equal to $505 million, less certain indebtedness, the payments in connection with the cancellation of options and certain transaction expenses.  Refer to Notes 1 and 6 for additional information regarding this subsequent event.

Operating results

During the first quarter of 2005, the Company focused on increasing revenue at our new clubs, identifying possible future club locations, and building two clubs in San Mateo, California and Mamaroneck, New York.  Membership increased to 79,163 members at 24 clubs at March 31, 2005 from 69,235 members at 21 clubs at March 31, 2004.  The increase in membership and an increase in average member spending on ancillary services resulted in a 23% increase in revenue to $41.4 million from $33.6 million in the prior year period.  Same store sales for clubs open more than one year grew 13% for the same period.

At March 31, 2005, we operated twenty-four fitness clubs: seventeen in the New York City metropolitan area, four in California and three in the Chicago area.  Since March 31, 2004, the Company opened three new clubs: one in June 2004 in Roslyn, New York and two during December 2004 in San Francisco and Santa Monica, California.  While no clubs were opened during the first quarter of 2005, the Company opened its clubs in San Mateo, California and Mamaroneck, New York in the second quarter of 2005.  In addition, as of March 31, 2005 we had four new locations under development, which have all opened as of the filing date.

When we open a new fitness club, our fixed costs increase, as do our variable costs to a lesser degree, but without the membership revenue base of a mature fitness club. Based on our experience, as a new fitness club increases its membership base, fixed costs are spread over an increasing revenue base and its club contribution (operating income before depreciation and other non-cash expenses) tends to improve.  By the end of the first full year of operation, a fitness club has typically achieved modest club contribution. By the end of the second full year of operation, a fitness club has typically generated significantly better club contribution as the member base grows with minimal incremental fixed operating costs.  By the end of the fourth full year of operation, a typical fitness club has matured, with memberships at or near capacity. The following table summarizes our 24 operating club locations as of March 31, 2005 and their respective months of operations:

			Months of Operation
			Three Months Ended March 31,
Club Name	City and State	Date Opened	2005	2004	Cumulative

Equinox 76th Street, Inc.	New York, NY	September 23, 1991	3	3	162
Broadway Equinox, Inc.	New York, NY	November 27, 1993	3	3	136
Equinox 92nd Street, Inc.	New York, NY	November 8, 1995	3	3	113
Equinox 85th Street, Inc.	New York, NY	August 27, 1996	3	3	103
Equinox 63rd Street, Inc.	New York, NY	December 11, 1997	3	3	87
Equinox White Plains Road, Inc.	New York, NY	April 8, 1999	3	3	72
Equinox 54th Street, Inc.	New York, NY	May 3, 1999	3	3	71
Equinox 50th Street, Inc.	New York, NY	February 3, 2000	3	3	62
Equinox 43rd Street, Inc.	New York, NY	March 9, 2000	3	3	61
Equinox Wall Street, Inc.	New York, NY	November 30, 2000	3	3	52
Equinox 44th Street, Inc.	New York, NY	December 23, 2000	3	3	51
Equinox Fitness Pasadena, Inc.	Pasadena, CA	November 28, 2001	3	3	40
Equinox Greenwich Avenue, Inc.	New York, NY	December 30, 2001	3	3	39
Equinox Darien, Inc.	Darien, CT	December 12, 2002	3	3	27
Equinox Lincoln Park, Inc.	Chicago, IL	December 30, 2002	3	3	27
Equinox Tribeca, Inc.	New York, NY	March 22, 2003	3	3	24
Equinox Woodbury Inc.	Woodbury, NY	April 1, 2003	3	3	24
Equinox West Hollywood, Inc.	Los Angeles, CA	July 2, 2003	3	3	21
Equinox Gold Coast, Inc.	Chicago, IL	December 24, 2003	3	3	15
Equinox Highland Park, Inc.	Chicago, IL	January 29, 2004	3	2	14
Equinox Columbus Centre, Inc.	New York, NY	January 31, 2004	3	2	14
Equinox Greenvale, Inc.	Roslyn, NY	June 22, 2004	3	—	9
Equinox Pine Street, Inc.	San Francisco, CA	December 23, 2004	3	—	3
Equinox Fitness Santa Monica, Inc.	Santa Monica, CA	December 29, 2004	3	—	3
			72	61	1,230

The following table provides data regarding our results of operations as a percentage of revenue for the quarters ended March 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended March 31,
	2005		2004		Variance
	(Restated)

Membership revenue	$27,098	65.5%	$22,101	65.8%	+23%
Personal training revenue	9,320	22.6%	7,273	21.7%	+28%
Other revenue	4,935	11.9%	4,213	12.5%	+17%
Total revenue	41,353	100.0%	33,587	100.0%	+23%

Compensation and related expenses	16,963	41.0%	14,477	43.1%	+17%
Rent and occupancy	6,001	14.5%	4,767	14.2%	+26%
General and administrative	8,500	20.6%	8,826	26.3%	-4%
Depreciation and amortization	3,799	9.2%	3,135	9.3%	+21%
Other	200	0.5%	402	1.2%	-50%
Total operating expenses	35,463	85.8%	31,607	94.1%	+12%
Income from operations	5,890	14.2%	1,980	5.9%	+197%

Interest expense, net	(3,883)	-9.4%	(3,772)	-11.2%	+3%
Other expense	(12,309)	-29.8%	714	2.1%	NM
Loss before (provision for) benefit from income taxes	(10,302)	-24.9%	(1,078)	-3.2%	NM
(Provision for) benefit from income taxes	(993)	-2.4%	485	1.4%	NM
Minority interest	(30)	0.1%	—	—	—
Net loss	$(11,325)	-27.4%	$(593)	-1.8%	NM

Number of operating clubs - end of period	24		21
Members at end of period (excluding pre-sales)	79,163		69,235
Average revenue per member	$2,123		$1,892
Same club sales growth	+13%		+7%

NM – Not Meaningful

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Revenue – Total revenue increased $7,766,000, or 23%, to $41,353,000 in the first quarter of 2005 versus $33,587,000 in the first quarter of 2004.  This increase included $2,427,000 generated by new clubs opened from June 2004 through March 2005, $3,740,000 from clubs opened from January 2003 through May 2004 and the balance generated by mature clubs.  The $4,997,000, or 23%, improvement in membership revenue was primarily due to an increase in membership from

69,235 to 79,163, normal and strategic price increases and strict enforcement of membership freeze and cancellation policies.  Revenue was also bolstered by a $2,047,000, or 28%, increase in Personal Training services delivered to members. Other revenue increased 17% as compared with the prior year period primarily as a result of improvement in spa and retail sales.

Compensation and related –  Compensation and related expenses increased $2,486,000, or 17%, to $16,963,000 in the first quarter of 2005 compared to $14,477,000 in the first quarter of 2004 primarily due to an increase in employees to approximately 2,900 at March 31, 2005 from approximately 2,600 at March 31, 2004 as a result of the aforementioned 2004 club openings and anticipated second quarter 2005 club openings.  As a percentage of revenue, compensation and related expenses decreased to 41.0% from 43.1% in the prior year period.

Rent and occupancy – Rent and occupancy expense increased $1,234,000, or 26%, to $6,001,000 in the first quarter 2005 compared to $4,766,000 in the first quarter 2004 primarily due to the opening of five clubs during 2004.  As a percentage of revenue, rent and occupancy expense increased slightly to 14.5% from 14.2%.

General and administrative –  General and administrative expense was $8,500,000 in the first quarter of 2005 compared to $8,826,000 in the first quarter of 2004.  The reduction in costs was primarily due to reductions in sales and marketing expenses of $429,000 and reductions in office and facilities overhead of approximately $341,000, offset by increased club operating costs of $706,000.  The reduction in office and facilities overhead was largely driven by a decrease in professional fees.  The reduction in sales and marketing costs was attributable to reduced advertising production costs.  The increase in club operating costs was a direct result of the increase in the number of operating clubs.

Depreciation and amortization – Depreciation and amortization increased $664,000, or 21%, to $3,799,000 in the first quarter of 2005 from $3,135,000 in the prior year period primarily due to the impact of capital additions.

Other operating expenses – Other operating expenses include related party management fees and expenses of $200,000 in the first quarter of 2005 compared to $402,000 in the first quarter of 2004.  Annual management fees of $800,000 were unchanged from 2004 to 2005, however the intra-period timing differed in 2004.

Interest expense, net – Interest expense, net of interest income increased $111,000, or 3%, to $3,883,000 in the first quarter of 2005 from $3,772,000 in the first quarter of 2004 due to a $205,000 increase in borrowings at a slightly higher rate than existing debt during the fourth quarter of 2004.

Other expense – Other expense for the three months ended March 21, 2005 and 2004 included a charge of  $12,309,000 and a benefit of $714,000, respectively, related to the mark-to-market adjustment of the common stock put warrants.  See Note 6 to the Condensed Consolidated Financial Statements.

Provision for income taxes – As a result of the adjustment to the valuation of the common stock put warrants, the Company expects to have a negative effective annual tax rate in 2005. Accordingly, the Company has provided for taxes during interim periods in 2005 based on its actual effective rate for the interim period, which was negative 10% for the three months ended March 31, 2005. In 2004, taxes were provided in interim periods based on the estimated annual effective rate of 45%. The effective tax rates used for 2005 differed from the Federal statutory rate principally due to state and local taxes, the adjustment of the value of the common stock put warrants as discussed in Note 6 and other non-deductible items.

Minority interest – Minority interest of $30,000 represents the results of operations attributable to shareholders of Eclipse, a variable interest entity of which the Company is the primary beneficiary, since January 1, 2005.

Liquidity and Capital Resources and Other Financial Data

Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the development of new fitness clubs, debt service requirements and other capital expenditures necessary to maintain existing facilities. Our regular cash requirements consist primarily of scheduled payments of principal and interest on outstanding indebtedness, capital expenditures and lease payments. Semiannual interest payments are approximately $7.2 million on our Senior Notes due 2009. In addition, liquidity requirements include our contingent obligation to pay up to $15.0 million to our founding shareholders.  For details regarding the Company’s common stock put warrants, see Note 10 to the 2004 consolidated financial statements on page 67 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.   Based upon our current level of operations, the anticipated maturation of our club base, and availability under our senior secured revolving credit facility, we believe that our cash flow from operations and cash availability will be adequate to meet our short- and long-term liquidity requirements, including our plan to expand to 38 clubs by the end of 2006.

Operating activities – Net cash provided by operating activities was $9,063,000 for the three months ended March 31, 2005, compared to $9,712,000 for the prior year period.  The impact of the consolidation of Eclipse on the change in assets and liabilities and the decrease in the amortization of deferred rent more than offset the increase in operating income.

Investing activities – Net cash used in investing activities was $10,731,000 for the three months ended March 31, 2005 compared to $10,844,000 for the prior year period.  Increases in capital spending of $610,000 were more than offset by the $805,000 cash included from the consolidation of Eclipse.

As of March 31, 2005 the Company expected to open eight new clubs in 2005 and five new clubs in the first three quarters of 2006.  Six of the projected 2005 club openings have opened as of the filing of this report but subsequent to March 31, 2005.  Management estimates that approximately $39 million of additional capital expenditures for new clubs has been or will be made in the last three quarters of 2005.  Management plans to fund these expansion efforts with cash on hand and cash generated by operations.

The Company’s Credit Agreement limits the total amount of capital expenditures for 2005 to approximately $77,000,000.  In the first quarter of 2005, the Company incurred approximately $10.7 million for capital expenditures.

Financing activities – Net cash provided by financing activities increased $2.8 million to $2,699,000 for the three months ended March 31, 2005 compared to $102,000 used in the prior year period.  This change is primarily attributable to a larger increase in cash receipts accounted for as deferred rent obligations in the current period ($1,642,000) and a decrease in restricted cash of $290,000 compared to the prior year period.  Additionally, the prior year period includes payments for deferred financing costs of $622,000, which did not recur in 2005.

Under the Indenture for our Senior Notes Due 2009, the Company is required to deliver annual and quarterly financial information by the due dates prescribed by the rules of the SEC. Under our Credit Agreement, the Company is required to deliver financial information within 90 days after the end of such fiscal year, quarterly information within 45 days after the end of such quarter and monthly information within 30 days of the end of each month.  Presently, there are no outstanding borrowings under the Credit Agreement.  We are in violation under our indenture for not providing this financial information for the first, second and third quarters of 2005.  The filing of this Form 10-Q will cure the violation under the Indenture with respect to these information delivery obligations for the first quarter of 2005.  The Company has either obtained a waiver for or cured the first, second and third quarter information delivery defaults under the Credit Agreement and has not received a notice of default under the Indenture.

As long as borrowings are outstanding, the Credit Agreement requires certain covenant restrictions including:

•                  Limitations on annual capital expenditure amounts ($77,000,000 for 2005 including a $17 million carryover from 2004)

•                  A minimum interest coverage ratio (2.05 to 1 for 2005)

•                  A maximum total debt to EBITDA* ratio (4.50 to 1 for 2005)

•                  A maximum senior debt (defined as secured and unsubordinated debt, thus excluding the Senior Notes due 2009) to EBITDA ratio (1.0 to 1 for 2005)

*                 EBITDA is not defined by Generally Accepted Accounting Principles (GAAP) and, therefore, may not be comparable to similar definitions used by other companies.  The Company believes that this definition is significant to investors because it is a key component in the determination of compliance with our covenants.  The Company defines EBITDA as net income for the last twelve months excluding related: interest expense net of interest income, provision for income taxes, depreciation and amortization, management fees and expenses paid to our principal shareholders and other non-cash charges as outlined in the Credit Agreement.  Investors should be aware that EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operations, or other consolidated income or cash flow data prepared in accordance with GAAP.

As of March 31, 2005, the Company was in compliance with each of these covenants.  However, there were no borrowings under the Credit Agreement and, therefore, the Company was not required to comply with these covenants.

Outlook

Equinox has opened or plans to open eight new clubs during 2005, including its first club in Florida, as follows (dates for new openings are subject to change):

•                  San Mateo, California – Opened as of April 7, 2005

•                  Mamaroneck, New York – Opened as of May 19, 2005

•                  South Beach, Florida –  Opened as of September 15, 2005

•                  Chicago (“the Loop”), Illinois – Opened as of September 29, 2005

•                  Palos Verdes, California – Opened as of November 10, 2005

•                  Los Angeles (“Westwood”), California – Opened as of December 1, 2005

•                  Newport Beach, California – December 2005

•                  Great Neck, New York – December 2005

Presale activity has already begun for the unopened clubs above.  In addition, the Company plans to open the following clubs in the first three quarters of 2006 (dates are subject to change):

•                  Coral Gables, Florida – First half of 2006

•                  Palo Alto, California – First half of 2006

•                  Brooklyn, New York – Second half of 2006

•                  SoHo, New York – Second half of 2006

•                  Englewood Cliffs, New Jersey – Second half of 2006

The Company estimates that capital requirements in 2005 for unopened clubs as of September 30, 2005 will be approximately
$13 million for future 2005 club openings and $7 million for the clubs to be opened in 2006.  As of March 31, 2005, capital expenditures include approximately $6 million pertaining to unopened clubs.  Funding will be obtained from cash on hand and cash generated by operations.

Forward-Looking Statements

Certain statements herein, including those regarding anticipated club openings, trends in or expectations regarding the Company’s operating results, effective tax rate, cash flow requirements and capital expenditures, all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties.  Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the cost and availability of qualified labor and suitable real estate, successful execution of internal performance and expansion plans, the ability to manage the impact of possible business disruptions, the impact of competitors’ initiatives, the effect of legal proceedings, and other risks.  A forward-looking statement is neither a prediction nor a guarantee of future outcomes or circumstances, and those future outcomes or circumstances may not occur. Users should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. The Company is under no obligation to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

This information should be read in conjunction with the unaudited condensed consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3.                                   Quantitative and Qualitative Disclosures about Market Risk

Due to the nature of its business, fixed-rate debt structure and geographic concentration, the Company is not presently exposed to any significant market risks such as those attributable to fluctuations in interest rates, currency exchange rates and commodity prices.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company did not file its 2004 Annual Report on Form 10-K until August 15, 2005 and it should be noted that as of March 31, 2005, the following was still applicable:

In connection with the audit of our financial statements for the year ended December 31, 2004, we determined based on consultations with our auditors, KPMG LLP, that as of December 31, 2004, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles due to material weaknesses in our internal controls.  There were three material weaknesses caused by (i) a lack of appropriate controls surrounding accounting for leases and landlord allowances; (ii) a lack of adequate and appropriately trained accounting staff; and (iii) a lack of an integrated financial system for recorded revenue transactions.  A material weakness is a significant deficiency or combination of significant deficiencies, that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  In addition, as reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004, we became aware of three significant deficiencies in our internal control over financial reporting that had not been previously identified.  A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affect the Company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.  There were three significant deficiencies which are summarized as follows: (i) lack of supporting detail and evidence of review regarding fixed asset additions; (ii) lack of evidence of review and/or authorization over financial reporting; and (iii) lack of supporting documentation regarding manual journal entries.  These internal control weaknesses led to several misstatements in our previously issued financial statements.  Accordingly, and as described in Notes 2 and 18 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004, all prior periods presented in this report have been corrected and restated.

While the impact of the material weaknesses and other significant deficiencies affecting the prior period financial statements presented has been corrected, we understand that, if unaddressed, these deficiencies could adversely affect our ability to record, process and report financial data consistent with our assertions in the financial statements in the future. Since October of 2003, we have taken steps to strengthen our internal control structure and procedures for financial reporting and our disclosure controls and procedures.  In September of 2004, we established a formal Disclosure Committee that meets at least once a quarter and is responsible for establishing and reviewing our disclosure controls and procedures for ensuring the accuracy and completeness of the information contained in our financial statements, books and records.  In the first quarter of 2005, we hired an individual who has significant public company accounting experience and who later became the Company’s Chief Financial Officer. In the first half of 2005, the Company retained a consultant to examine its internal controls over financial reporting, management information and accounting systems.  The consultant is currently assisting the Company in creating processes and controls that will address the weaknesses described above and those that have been described in our Form 10-Q for the quarter ended September 30, 2004. We also anticipate further accounting staff hires, a more formal financial quality review process and other process and system control improvements. We believe that we are appropriately addressing each of these internal control issues, but there can be no assurance that similar or other issues will not arise in the future.

PART II.                        OTHER INFORMATION

Item 1.                                   Legal Proceedings

We are involved in various claims and lawsuits arising in the normal course of business.  We believe that the ultimate outcome of these maters will not have a material adverse affect on our business, results of operations, cash flows or financial condition.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Submission of Matters to a Vote of Security Holders

None.

Item 5.                                   Other Information

None.

Item 6.                                   Exhibits

(a)                                                          Exhibits

Exhibit Number	Description of Document

3.1.1	Articles of Incorporation of Equinox Coral Gables, Inc.
3.1.2	Articles of Incorporation of Equinox Fitness Palo Alto, Inc.
3.1.3	Certificate of Incorporation of Equinox 568 Broadway, Inc.
3.1.4	Certificate of Incorporation of Equinox Court Street, Inc.
3.1.5	Certificate of Incorporation of Equinox Trip Inc.
3.1.6

Corrected Certificate of Formation of EQX Holdings, LLC (previously filed on August 15, 2005 as Exhibit 3.1.39 to the Company’s Annual Report in Form 10-K for the fiscal year ended December 31, 2004.  The exhibit is identical to the one previously filed, except the exhibit filed herewith corrects the title of the previously filed exhibit.)

3.2.1	By-laws of Equinox Coral Gables, Inc.
3.2.2	By-laws of Equinox Fitness Palo Alto, Inc.
3.2.3	By-laws of Equinox 568 Broadway, Inc.
3.2.4	By-laws of Equinox Court Street, Inc.
3.2.5	By-laws of Equinox Trip, Inc.
10.1	Employment Agreement between Equinox Holdings, Inc. and Larry M. Segall, Chief Financial Officer, dated March 14, 2005.
10.2	Non-Disclosure and Non-Competition Agreement between Equinox Holdings, Inc. and Larry M. Segall, Chief Financial Officer, dated March 14, 2005.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 5, 2005.

EQUINOX HOLDINGS, INC.
(Registrant)

By: /S/ LARRY SEGALL
Larry Segall
Executive Vice President and Chief Financial Officer
(Principal financial, accounting officer)

By: /S/ HARVEY SPEVAK
Harvey Spevak
Director, President and Chief Executive Officer