Form 10-Q
period 2005-06-30
EQUINOX HOLDINGS INC
filed 2005-12-05
CIK 1131608

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

PART I.                                                    FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

Equinox Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Thousands of dollars)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenue:
Membership revenue	$28,431	$23,561	$55,530	$45,662
Personal training revenue	10,502	8,088	19,823	15,361
Other revenue	5,325	4,590	10,259	8,803
Total revenue	44,258	36,239	85,612	69,826

Expenses:
Compensation and related	18,059	14,637	35,022	29,114
Rent and occupancy	6,270	5,120	12,271	9,887
General and administrative	8,804	7,957	17,303	16,783
Related-party management fees	225	2	425	404
Depreciation and amortization	3,910	3,320	7,709	6,455
Total operating expenses	37,268	31,036	72,730	62,643
Income from operations	6,990	5,203	12,882	7,183

Other income (expense):
Interest expense	(4,048)	(4,428)	(8,050)	(8,252)
Interest income	146	109	265	160
Other income (expense)	—	854	(12,309)	1,568
Total other expense	(3,902)	(3,465)	(20,094)	(6,524)
Income (loss) before provision for income taxes	3,088	1,738	(7,212)	659
Provision for income taxes	(1,498)	(782)	(2,491)	(297)
Minority interests	6	—	(24)	—
Net income (loss)	$1,596	$956	$(9,727)	$362

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Equinox Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Thousands of dollars)

	June 30, 2005	December 31, 2004
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$21,684	$27,506
Accounts receivable, net of allowance for doubtful accounts of $110 and $60, respectively	2,370	1,984
Due from affiliated entities	3	509
Deferred income taxes	10,773	10,774
Prepaid expenses and other current assets	9,849	8,502
Total current assets	44,679	49,275
Property and equipment, net of accumulated depreciation of $48,038 and $40,256, respectively	171,731	150,784
Goodwill, net	2,503	2,503
Deferred financing costs, net	5,778	6,457
Other assets	7,219	7,448
Total assets	$231,910	$216,467

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$13,036	$8,234
Deferred revenue	37,460	34,217
Current installments of long-term debt	622	852
Total current liabilities	51,118	43,303
Deferred revenue	794	619
Long-term debt	161,926	162,097
Deferred rent	37,286	32,667
Common stock put warrants	25,488	13,179
Due to founding shareholders	3,817	3,497
Deferred income taxes	1,569	1,569
Total long-term liabilities	230,880	213,628
Total liabilities	281,998	256,931
Commitments and contingencies (Note 7)
Minority interest	—	—
Shareholders’ deficit	(50,088)	(40,464)
Total liabilities and stockholders’ deficit	$231,910	$216,467

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Equinox Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Thousands of dollars)

(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net income (loss)	$(9,727)	$362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,709	6,455
Amortization of deferred rent	264	889
Amortization of interest and deferred financing costs	999	935
Deferred income taxes	—	29
Change in the fair value of common stock put warrants	12,309	(1,566)
Other non-cash charges	73	(35)
Changes in operating assets and liabilities:
Accounts receivable	(436)	(121)
Due (to) from affiliated entities	—	(1,249)
Prepaid expenses and other current assets	(1,483)	225
Other assets	228	(32)
Accounts payable and accrued expenses	391	3,711
Deferred revenue	3,419	3,184
Net cash provided by operating activities	13,746	12,787

Cash flows from investing activities:
Purchases of property and equipment	(23,643)	(18,626)
Cash obtained from consolidation of Eclipse Development Corporation	805	—
Redemption of marketable securities	—	83
Net cash used in investing activities	(22,838)	(18,543)

Cash flows from financing activities:
Repayment of notes payable	(55)	(149)
Repayment of capital lease obligations	(263)	(762)
Proceeds from issuance of common stock	103	—
Payment of deferred financing costs	—	(659)
Deferred rent	3,289	2,478
(Increase) decrease in restricted cash, net	196	(376)
Net cash provided by financing activities	3,270	532
Net decrease in cash and cash equivalents	(5,822)	(5,224)
Cash and cash equivalents, beginning of period	27,506	42,709
Cash and cash equivalents, end of period	$21,684	$37,485

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Equinox Holdings, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Deficit

(In Thousands)

(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
Activity	Shares	Amounts	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2004	9,443	$94	$82,920	$(123,478)	$—	$(40,464)

Issuance of common stock	10		103	—	—	104

Net income (loss)		—	—	(9,727)	—	(9,727)
Comprehensive income (loss)		—	—	(9,727)	—	(9,727)

Balance, June 30, 2005	9,453	$94	$83,023	$(133,205)	$—	$(50,088)

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Equinox Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

Note 1.                                                                        Description of Business and Basis of Presentation

Description of business - Equinox (the “Company”) operates full-service fitness clubs that offer an integrated selection of Equinox-branded programs, services and products. At June 30, 2005, we operated twenty-six fitness clubs: eighteen in the New York City metropolitan area, five in California and three in the Chicago area.  In addition, at June 30, 2005, we had seven new locations under development, including two September openings—one in South Beach, Florida and one near Chicago, Illinois.  The other five new locations under development at June 30, 2005 consist of three in California, one in Great Neck, New York and one in Coral Gables, Florida.

On December 5, 2005, subsequent to the end of the quarter, the Company entered into a definitive merger agreement, pursuant to which an indirect subsidiary of The Related Companies L.P. has agreed to acquire 100% of the issued and outstanding common stock of the Company.  The Related Companies L.P. is a New York limited partnership engaged in the business of developing, managing and financing domestic and international real estate.  (See Description of Business - Subsequent Event).

Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Company’s Management, the interim data includes all adjustments, including normal recurring accruals, necessary to fairly present the accompanying financial statements. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  The balance sheet at December 31, 2004 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  As described in Note 18 to the Consolidated Financial Statements in the Annual Report on Form 10-K, the condensed consolidated statements of income for the three and six months ended June 30, 2004 and the condensed consolidated statement of cash flows for the six months ended June 30, 2004 have been restated.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Effective January 1, 2005, the Company, as the primary beneficiary, consolidates the results of Eclipse Development Corporation (“Eclipse”), a variable interest entity, pursuant to the guidance of Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities.  Eclipse was formed for the sole purpose, and retains an exclusive service agreement with the Company, to provide site selection, acquisition, design, construction and maintenance services for Equinox clubs.  The Company funds all of the activities of Eclipse, which has no other source of revenue or funding.  For the three and six months ended June 30, 2005, Eclipse had a net loss of $40,000 and $10,000, respectively.  Minority interest on the balance sheet is $0 as a result of the net year-to-date loss.  All significant inter-company accounts and transactions have been eliminated.

Reclassifications – Certain reclassifications have been made to the prior year period condensed consolidated financial statements to conform to the current period presentation.

Subsequent event - On December 5, 2005, the Company signed a definitive merger agreement with The Related Companies L.P. a New York limited partnership, pursuant to which an indirect subsidiary of The Related Companies L.P. has agreed to acquire 100% of the issued and outstanding common stock of the Company for an amount in cash equal to $505 million, less certain indebtedness, the payments in connection with the cancellation of options and certain transaction expenses.

Closing of the transaction is expected to occur in January, 2006; however, there is no assurance that the proposed transaction with The Related Companies L.P. will be completed.  Upon closing of the transaction, the Company would be a subsidiary of The Related Companies L.P. (“Related”).  Completion of the proposed transaction would result in a change of control of the Company, which would require the Company to notify holders of its 9% Senior Notes due 2009 of such change of control, and which would provide such note holders with the right to require the Company to purchase all or a portion of the outstanding notes at a purchase price equal to 101% of the principal amount of notes tendered, plus accrued and unpaid interest.  Under certain conditions, the Company may not be required to repurchase the notes if a third party makes a Change of Control Offer in accordance with the requirements set forth in the indenture.  As part of Related’s proposed financing for the transaction, a Related entity will commence a cash tender offer to purchase Equinox’s outstanding 9% Senior Notes due 2009.

Note 2.                                                                        Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (R) (revised 2004), “Share-Based Payment.” This statement primarily requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and unvested share-based payment awards at the Company’s adoption date. This statement was effective for periods beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission (“SEC”) delayed the compliance dates allowing registrants to adopt the provisions of SFAS No. 123(R) as of the beginning of the first annual period beginning after June 15, 2005.  Therefore, the Company plans to adopt the provisions of this statement beginning January 1, 2006.  The Company is currently evaluating the impact of this Statement.

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

The FASB recently issued Staff Position 13-1 (“FSP”) on Accounting for Rental Costs Incurred during a Construction Period.  The FSP requires that rental costs incurred during and after a construction period associated with real estate operating leases should be recognized as rental expense.  The Company currently capitalizes such rental costs.  The guidance in the FSP shall be applied to the first reporting period beginning after December 15, 2005.  Therefore, the Company plans to adopt the provisions of the FSP beginning January 1, 2006.  The Company is currently evaluating the impact of the FSP on earnings.

Note 3.                                                                        Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners.  Comprehensive income is the total of net income and all other non-owner changes in equity (other comprehensive income) such as unrealized gains or losses on securities classified as available-for-sale.  Comprehensive income (loss) was $1,596,000 and $(9,727,000) for the three and six months ended June 30, 2005, respectively, and $956,000 and $362,000 for the three and six months ended June 30, 2004, respectively.

Note 4.                                                                        Long-Term Debt

At June 30, 2005 and December 31, 2004, long-term debt includes the Company’s 9% Senior Notes due 2009 of $160,000,000 and other notes payable and capital lease obligations of $2,548,000 and $2,949,000, respectively.

Under the indenture for the Senior Notes Due 2009, the Company is required to deliver annual and quarterly financial information by the due dates prescribed by the rules of the SEC. Under our Credit Agreement, the Company is required to deliver financial information within 90 days after the end of each fiscal year, quarterly information within 45 days after the end of each quarter and monthly information within 30 days of each month.  Presently, there are no outstanding borrowings under the Credit Agreement.  We are in violation under our indenture for not providing financial information for the first, second and third quarters of 2005.  The filing of this Form 10-Q will cure the violation under the indenture with respect to these information delivery obligations for the second quarter of 2005.  The Company has either obtained a waiver for or cured the first, second and third quarter information delivery defaults under the Credit Agreement.

Note 5.                                                                        Leases

The Company leases space under non-cancelable operating leases, for which initial terms expire at various dates through 2025.  The leases contain provisions for scheduled rent increases and, in some cases, contain provisions for contingent rentals based on a percentage of sales in excess of a stipulated amount.  During the first six months of 2005, the Company entered into five leases for real property associated with new clubs.  The accompanying condensed consolidated balance sheet at June 30, 2005 includes deferred rent obligations of $37,286,000, representing accumulated rent expense charged to operations from the inception of certain leases in excess of the required lease payments as well as cash incentives received from landlords which will offset future rent expense.  Minimum future rental obligations under non-cancelable operating leases at June 30, 2005 are as follows (amounts in thousands):

2005	$10,895
2006	25,264
2007	26,586
2008	26,898
2009	27,564
Thereafter	304,441
$421,648

Rent expense charged to operations amounted to $4,922,000 and $9,532,000 for the three and six months ended June 30, 2005, respectively, and $4,250,000 and $8,309,000 for the three and six months ended June 30, 2004, respectively.  Included in these amounts are $403,000 and $742,000 for the three and six months ended June 30, 2005, respectively, and $431,000 and $1,216,000 for the three and six months ended June 30, 2004, respectively of rent expense in excess of required lease payments in those periods.

Note 6.                                                                        Valuation of Common Stock Put Warrants

Common stock put warrants - In December 2000, the Company issued common stock put warrants to purchase 879,214 shares of its common stock. These are marked to market on a quarterly basis, with the adjustment shown as other income (expense). In estimating the fair market value of the warrants prior to 2004, the Company’s assumptions included adjusted EBITDA multiples and other estimates.  A third party performed a valuation of our common stock where estimates were also employed to determine fair market value at the end of each period presented.  The fair value of these warrants is shown as a long-term liability in the accompanying condensed consolidated balance sheets.  In consideration of the pending transaction, the common stock put warrants were marked to market, with the aggregate merger consideration of the pending transaction discussed in the subsequent event section of Note 1 as the basis for establishing fair market value.  This resulted in a first quarter 2005 adjustment of $12.3 million to record additional expense and is reflected as “Other Income (expense)” on the condensed consolidated statements of income.

Note 7.                                                                        Commitments and Contingencies

Letters of Credit - At June 30, 2005 the Company had a total of approximately $6.1 million in letters of credit issued.

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

As a result of the adjustment to the valuation of the common stock put warrants, the Company expects to have a negative effective annual tax rate in 2005. Accordingly, the Company has provided for taxes during interim periods in 2005 based on its actual effective rate for the interim period, which was negative 35% for the six months ended June 30, 2005. In 2004, taxes were provided in interim periods based on the estimated annual effective rate of 45%. The effective tax rates used for 2005 differed from the Federal statutory rate principally due to state and local taxes, the adjustment of the value of the common stock put warrants as discussed in Note 6 and other non-deductible items.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  As described in Note 18 to the Consolidated Financial Statements in the Annual Report on Form 10-K, the condensed consolidated statements of income for the three and six months ended June 30, 2004 and condensed consolidated statement of cash flows for the six months ended June 30, 2004 have been restated.

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

Operating results

During the first half of 2005, the Company focused on new club development, building revenue and improving the sales infrastructure through opening and operating six new pre-sales offices.  We built and opened clubs in San Mateo, California and Mamaroneck, New York during the first half of 2005.  Membership increased to 82,300 members at 26 clubs at June 30, 2005 from 70,901 members at 22 clubs at June 30, 2004.  The increase in membership and an increase in average member spending on ancillary services resulted in a 23% increase in revenues to $85.6 million for the six months ended June 30, 2005 as compared with $69.8 million in the prior year period.  Same store sales, for clubs open more than one year, grew 12% for the same period.

At June 30, 2005, we operated twenty-six fitness clubs: eighteen in the New York City metropolitan area, five in California and three in the Chicago area.  Since June 30, 2004, the Company opened four new clubs, the first two in December 2004 in San Francisco and Santa Monica, California and the next two during the second quarter of 2005 in San Mateo, California and Mamaroneck, New York.  In addition, the Company opened two clubs in September 2005, including one in South Beach, Florida and another near Chicago, Illinois.  At June 30, 2005, in addition to the September openings, five new club locations were under development, two of which have opened as of the filing date an three of which are scheduled to open by the first half of 2006.  When we open a new fitness club, our fixed costs increase, as do our variable costs to a lesser degree, but without the membership revenue base of a mature fitness club. Based on our experience, as a new fitness club increases its membership base, fixed costs are spread over an increasing revenue base and its club contribution (operating income before depreciation and other non-cash expenses) tends to improve.  By the end of the first full year of operation, a fitness club has typically achieved modest club contribution. By the end of the second full year of operation, a fitness club has typically generated significantly better club contribution as the member base grows with minimal incremental fixed operating costs.  By the end of the fourth full year of operation, a typical fitness club has matured, with memberships at or near capacity.  The following table summarizes our 26 operating club locations as of June 30, 2005 and their respective months of operations:

			Months of Operations
			Three Months Ended June 30,		Six Months Ended June 30,
Club Name	City and State	Date Opened	2005	2004	2005	2004	Cumulative

Equinox 76th Street, Inc.	New York, NY	September 23, 1991	3	3	6	6	165
Broadway Equinox, Inc.	New York, NY	November 27, 1993	3	3	6	6	139
Equinox 92nd Street, Inc.	New York, NY	November 8, 1995	3	3	6	6	116
Equinox 85th Street, Inc.	New York, NY	August 27, 1996	3	3	6	6	106
Equinox 63rd Street, Inc.	New York, NY	December 11, 1997	3	3	6	6	90
Equinox White Plains Road, Inc.	New York, NY	April 8, 1999	3	3	6	6	75
Equinox 54th Street, Inc.	New York, NY	May 3, 1999	3	3	6	6	74
Equinox 50th Street, Inc.	New York, NY	February 3, 2000	3	3	6	6	65
Equinox 43rd Street, Inc.	New York, NY	March 9, 2000	3	3	6	6	64
Equinox Wall Street, Inc.	New York, NY	November 30, 2000	3	3	6	6	55
Equinox 44th Street, Inc.	New York, NY	December 23, 2000	3	3	6	6	54
Equinox Pasadena, Inc.	Pasadena, CA	November 28, 2001	3	3	6	6	43
Equinox Greenwich Avenue, Inc.	New York, NY	December 30, 2001	3	3	6	6	42
Equinox Darien, Inc.	Darien, CT	December 12, 2002	3	3	6	6	30
Equinox Lincoln Park, Inc.	Chicago, IL	December 30, 2002	3	3	6	6	30
Equinox Tribeca, Inc.	New York, NY	March 22, 2003	3	3	6	6	27
Equinox Woodbury Inc.	Woodbury, NY	April 1, 2003	3	3	6	6	27
Equinox West Hollywood, Inc.	Los Angeles, CA	July 2, 2003	3	3	6	6	24
Equinox Gold Coast, Inc.	Chicago, IL	December 24, 2003	3	3	6	6	18
Equinox Highland Park, Inc.	Chicago, IL	January 29, 2004	3	3	6	5	17
Equinox Columbus Centre, Inc.	New York, NY	January 31, 2004	3	3	6	5	17
Equinox Roslyn, Inc.	Roslyn, NY	June 22, 2004	3	—	6	—	12
Equinox Pine Street, Inc.	San Francisco, CA	December 23, 2004	3	—	6	—	6
Equinox Fitness Santa Monica, Inc.	Santa Monica, CA	December 29, 2004	3	—	6	—	6
Equinox Fitness San Mateo, Inc.	San Mateo, CA	April 7, 2005	3	—	3	—	3
Equinox Mamaroneck, Inc.	Mamaroneck, NY	May 19, 2005	1	—	1	—	1
			76	63	148	124	1,306

The following table provides data regarding our results of operations as a percentage of revenue for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2005		2004		Variance	2005		2004		Variance
			(Restated)					(Restated)

Membership revenue	$28,431	64.2%	$23,561	65.0%	+21%	$55,530	64.8%	$45,662	65.4%	+22%
Personal training revenue	10,502	23.7%	8,088	22.3%	+30%	19,823	23.2%	15,361	22.0%	+29%
Other revenue	5,325	12.0%	4,590	12.7%	+16%	10,259	12.0%	8,803	12.6%	+17%
Total revenue	44,258	100.0%	36,239	100.0%	+22%	85,612	100.0%	69,826	100.0%	+23%

Compensation and related expenses	18,059	40.8%	14,637	40.4%	+23%	35,022	40.9%	29,114	41.7%	+20%
Rent and occupancy	6,270	14.2%	5,120	14.1%	+22%	12,271	14.3%	9,887	14.2%	+24%
General and administrative	8,804	19.9%	7,957	22.0%	+11%	17,303	20.2%	16,783	24.0%	+3%
Depreciation and amortization	3,910	8.8%	3,320	9.2%	+18%	7,709	9.0%	6,455	9.2%	+19%
Other	225	0.5%	2	0.0%	NM	425	0.5%	404	0.6%	+5%
Total operating expenses	37,268	84.2%	31,036	85.6%	+20%	72,730	85.0%	62,643	89.7%	+16%
Income from operations	6,990	15.8%	5,203	14.4%	+34%	12,882	15.0%	7,183	10.3%	+79%

Interest expense, net	(3,902)	-8.8%	(4,319)	-11.9%	-10%	(7,785)	-9.1%	(8,092)	-11.6%	-4%
Other expense	0	0.0%	854	2.4%	-100%	(12,309)	-14.4%	1,568	2.2%	NM
Income (loss) before provision for income taxes	3,088	7.0%	1,738	4.8%	+78%	(7,212)	-8.4%	659	0.9%	NM
Provision for income taxes	(1,498)	-3.4%	(782)	-2.2%	+92%	(2,491)	-2.9%	(297)	-0.4%	NM
Minority interests	6	0.0%	0	0.0%		(24)	0.0%	0	0.0%
Net income (loss)	$1,596	3.6%	$956	2.6%	+67%	$(9,727)	-11.4%	$362	0.5%	NM

Number of operating clubs at end of period	26		22			26		22
Members at end of period	82,300		70,901			82,300		70,901
Average revenue per member	2,174		1,968			2,137		1,922
Same club sales growth	11%		8%			12%		8%

NM – Not Meaningful

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

Revenue – Total revenue for the three months ended June 30, 2005 increased by $8,019,000, (22%), to $44,258,000 as compared with $36,239,000 in the prior year period.  This increase included $3,874,000 generated by new clubs opened from June 2004 through June 2005, $2,466,000 from clubs opened from January 2003 through May 2004 and the balance generated by mature clubs.  The $4,780,000, or 21%, improvement in membership revenue was primarily due to an increase in membership from 70,901 to 82,300, normal and strategic price increases and strict enforcement of membership freeze and cancellation policies.  Revenues were also impacted by a $2,414,000, or 30%, increase in Personal Training services delivered to members.

Compensation and related –  Compensation and related expenses increased $3,422,000, or 23%, to $18,059,000 in the second quarter of 2005 compared to $14,637,000 in the second quarter of 2004 primarily due to an increase in employees to approximately 3,100 at June 30, 2005 from approximately 2,600 at June 30, 2004 as a result of the aforementioned club openings in the second half of 2004 and the second quarter of 2005.  As a percentage of revenue, compensation and related expenses increased to 40.8% from 40.4% in the prior year period.

Rent and occupancy – Rent and occupancy expense increased $1,150,000, or 22%, to $6,270,000 in the second quarter 2005 compared to $5,120,000 in the second quarter 2004 primarily due to the opening of new clubs since June 30, 2004.  As a percentage of revenue, rent and occupancy expense increased slightly to 14.2% from 14.1%.

General and administrative – General and administrative expense was $8,804,000 in the second quarter of 2005 compared to $7,957,000 in the second quarter of 2004.  The $847,000 increase in costs was primarily due to increases in sales and marketing expenses of $373,000 and club operating costs of $638,000, all offset by reductions in office and facilities overhead of approximately $156,000.  The increase in sales and marketing costs was attributable to higher spending on public relations and special events as well as direct mailing activity.  The increase in club operating costs was a direct result of the increase in the number of operating clubs during 2004.  The reduction in office and facilities overhead was largely driven by implementation of cost controls.

Depreciation and amortization – Depreciation and amortization increased $590,000, or 18%, to $3,910,000 in the second quarter of 2005 from $3,320,000 in the prior period primarily due to the impact of capital addition for new clubs opened since June 30, 2004.

Other operating expenses – Other operating expenses include related party management fees and expenses of $225,000 in the second quarter of 2005 compared to $2,000 in the second quarter of 2004.  Annual management fees are $800,000 plus expenses according to contractual arrangements for 2005 and 2004, however the intra-period timing differed in 2004.

Interest expense, net – Interest expense, net of interest income decreased $417,000, or 10%, to $3,902,000 in the second quarter of 2005 from $4,319,000 in the second quarter of 2004 primarily due to higher interest capitalization and lower borrowings for the prior year period.

Other expense – Other expense for the three months ended June 30, 2004 included $854,000 related to the mark-to-market adjustment of the common stock put warrants as compared with no adjustment for the three months ended June 30, 2005, since fair market value did not change between March 31, 2005 and June 30, 2005.

Provision for income taxes – As a result of the adjustment to the valuation of the common stock put warrants, the Company expects to have a negative effective annual rax rate in 2005. Accordingly, the Company has provided for taxes during interim periods in 2005 based on its actual effective rate for the interim period, which resulted in a tax provision of 48% for the three months ended June 30, 2005. In 2004, taxes were provided in interim periods based on the estimated annual effective rate of 45%. The effective tax rates used for 2005 differed from the Federal statutory rate principally due to state and local taxes, the adjustment of the value of the common stock put warrants as discussed in Note 6 and other non-deductible items.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

Revenue – Total revenue increased $15,786,000, or 23%, to $85,612,000 in the first half of 2005 versus $69,826,000 in the first half of 2004.  This increase included $6,294,000 generated by new clubs opened from June 2004 through June 2005, $6,181,000 from clubs opened from January 2003 through May 2004 and the balance generated by mature clubs.  The $9,868,000, or 22%, improvement in membership revenue was primarily due to an increase in membership from 70,901 to 82,300, normal and strategic price increases and strict enforcement of membership freeze and cancellation policies.  The change in total revenues included a $4,462,000, or 29%, increase in Personal Training services delivered to members.

Compensation and related – Compensation and related expenses increased $5,908,000, or 20%, to $35,022,000 in the first half of 2005 compared to $29,114,000 in the first half of 2004 primarily due to an increase in employees to approximately 3,100 at June 30, 2005 from approximately 2,600 at June 30, 2004 as a result of the aforementioned 2004 and 2005 club openings and anticipated second half 2005 club openings.  As a percentage of revenue, compensation and related expenses decreased to 40.9% from 41.7% in the prior year period.

Rent and occupancy – Rent and occupancy expense increased $2,384,000, or 24%, to $12,271,000 in the first half 2005 compared to $9,887,000 in the first half 2004 primarily due to increased rent and other occupancy charges related to the opening of new clubs since June 30, 2004.  As a percentage of revenue, rent and occupancy expense increased slightly to 14.3% from 14.2%.

General and administrative – General and administrative expense was $17,303,000 in the first half of 2005 compared to $16,783,000 in the first half of 2004.  The $520,000 increase in costs was primarily due to increased club operating costs of $1,034,000.  The increase in club operating costs was a direct result of the increase in the number of operating clubs during 2004.

Depreciation and amortization – Depreciation and amortization increased $1,254,000, or 19%, to $7,709,000 in the first half of 2005 from $6,455,000 in the prior period primarily due to the impact of capital additions for new clubs opened since June 30, 2004.

Other operating expenses – Other operating expenses include related party management fees and expenses of $425,000 in the first half of 2005 compared to $404,000 in the first half of 2004.

Annual management fees are $800,000 plus expenses according to contractual arrangements for 2005 and 2004.

Interest expense, net – Interest expense, net of interest income decreased $307,000, or 4%, to $7,785,000 in the first half of 2005 from $8,092,000 in the first half of 2004 primarily due to higher interest capitalization and lower borrowings for the prior year period.

Other expense – Other expense in the first half of 2005 included a charge of $12,309,000 compared to a benefit of $1,568,000 in the first half of 2004 related to the mark-to-market adjustment of the common stock put warrants as discussed in Note 6.

Provision for income taxes – As a result of the adjustment to the valuation of the common stock put warrants, the Company expects to have a negative effective annual rax rate in 2005. Accordingly, the Company has provided for taxes during interim periods in 2005 based on its actual effective rate for the interim period, which was negative 35% for the six months ended June 30, 2005. In 2004, taxes were provided in interim periods based on the estimated annual effective rate of 45%. The effective tax rates used for 2005 differed from the Federal statutory rate principally due to state and local taxes, the adjustment of the value of the common stock put warrants as discussed in Note 6 and other non-deductible items.

Minority interest – Minority interest of $24,000 represents the results of operations net of loss in excess of minority equity attributable to shareholders of Eclipse Development Corp., a variable interest entity of which the Company is the primary beneficiary, since January 1, 2005.

Liquidity and Capital Resources and Other Financial Data

Historically, we have satisfied our liquidity needs through cash from operations and various borrowing arrangements. Principal liquidity needs have included the development of new fitness clubs, debt service requirements and other capital expenditures necessary to maintain existing facilities. Our regular cash requirements consist primarily of scheduled payments of principal and interest on outstanding indebtedness, capital expenditures and lease payments. Semiannual interest payments are approximately $7.2 million on our Senior Notes due 2009. In addition, liquidity requirements include our contingent obligation to pay up to $15.0 million to our founding shareholders.  For details regarding the Company’s common stock put warrants, see Note 10 to the 2004 consolidated financial statements on page 67 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.   Based upon our current level of operations, the anticipated maturation of our club base, and availability under senior secured revolving credit facility, we believe that our cash flow from operations and cash availability will be adequate to meet our short- and long-term liquidity requirements, including our plan to expand to 38 clubs by the end of 2006.

Operating activities – Net cash provided by operating activities was $13,746,000 for the six months ended June 30, 2005, compared to $12,787,000 for the prior year period as a result of increased club contribution margin from existing clubs and new club openings.

Investing activities – Net cash used in investing activities was $22,838,000 for the six months ended June 30, 2005 compared to $18,543,000 for the prior year period.  Increases in capital spending of $5,057,000 were partially offset by the $805,000 cash included from the consolidation of Eclipse.

As of June 30, 2005, the Company expected to open eight new clubs in 2005 and five new clubs in the first three quarters of 2006.  Six of the projected 2005 club openings have opened as of the filing of this report including four subsequent to June 30, 2005. Management estimates that approximately $34 million of additional capital expenditures for new clubs has been or will be made in the last half of 2005.  Management plans to fund these expansion efforts with cash on hand and cash generated by operations.  The Company’s Credit Agreement limits the total amount of capital expenditures for 2005 to approximately $77,000,000.  In the first half of 2005, the Company incurred approximately $19.3 million for capital expenditures.

Financing activities – Net cash provided by financing activities increased $2,738,000 to $3,270,000 for the six months ended June 30, 2005 compared to $532,000 in the prior year period.  This change is primarily attributable to a larger increase in cash receipts accounted for as deferred rent obligations in the current period ($811,000); a decrease in repayments of capital lease obligations of $499,000; and a decrease in restricted cash of $572,000 compared to the prior period.  Additionally, the prior year period includes payments for deferred financing costs of $659,000, which did not recur in 2005.

Under the Indenture for our Senior Notes Due 2009, the Company is required to deliver annual and quarterly financial information by the due dates prescribed by the rules of the SEC. Under our Credit Agreement, the Company is required to deliver financial information within 90 days after the end of each fiscal year, quarterly information within 45 days after the end of each quarter and monthly information within 30 days of the end of each month.  Presently, there are no outstanding borrowings under the Credit Agreement.  We are in violation under our indenture for not providing financial information for the first, second and third quarters of 2005.  The filing of this Form 10-Q will cure the violation under the Indenture with respect to these information delivery obligations for the second quarter of 2005.  The Company has either obtained a waiver for or cured the first, second and third quarter violations under the Credit Agreement and has not received a notice of default under the Indenture.

As long as borrowings are outstanding, the Credit Agreement requires certain covenant restrictions including:

•                  Limitations on annual capital expenditure amounts ($77,000,000 for 2005 including a $17 million carryover from 2004)

•                  A minimum interest coverage ratio (2.05 to 1 for 2005)

•                  A maximum total debt to EBITDA* ratio (4.50 to 1 for 2005)

•                  A maximum senior debt (defined as secured and unsubordinated debt, thus excluding the Senior Notes due 2009) to EBITDA ratio (1.0 to 1 for 2005)

•                  EBITDA is not defined by Generally Accepted Accounting Principles (GAAP) and, therefore, may not be comparable to similar definitions used by other companies.  The Company believes that this definition is significant to investors because it is a key component in the determination of compliance with our covenants.  The Company defines EBITDA as net income for the last twelve months excluding related: interest expense net of interest income, provision for income taxes, depreciation and amortization, management fees and expenses paid to our principal shareholders and other non-cash charges as outlined in the Credit Agreement.  Investors should be aware that EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operations, or other consolidated income or cash flow data prepared in accordance with GAAP.

As of June 30, 2005, the Company was in compliance with each of these covenants.  However, there were no borrowings under the Credit Agreement and, therefore, the Company was not required to comply with these covenants.

Outlook

Equinox has opened on plans to open eight new clubs during 2005, including its first club in Florida, as follows (dates for new openings are subject to change):

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

•                  Chicago (“the Loop”), Illinois – Opened as of September 29, 2005

•                  Palos Verdes, California – Opened as of November 10, 2005

•                  Los Angeles (“Westwood”), California – Opened as of December 1, 2005

•                  Newport Beach, California – December 2005

•                  Great Neck, New York – December 2005

Presale activity has already begun for the unopened clubs above.  In addition, the Company plans to open the following clubs in the first quarter of 2006 (dates are subject to change):

•                  Coral Gables, Florida – First half of 2006

•                  Palo Alto, California – First half of 2006

•      Brooklyn, New York – Second half of 2006

•      SoHo, New York – Second half of 2006

•      Englewood Cliffs, New Jersey – Second half of 2006

The Company estimates that capital requirements in 2005 for unopened clubs as of September 30, 2005 will be approximately $13 million for future 2005 club openings and $7 million for the clubs to be opened in 2006.  As of June 30, 2005, capital expenditures include approximately $5 million pertaining to unopened clubs.  Funding will be obtained from cash on hand and cash generated by operations.

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

Item 3.                                                           Quantitative and Qualitative Disclosures about Market Risk

Due to the nature of its business, fixed-rate debt structure and geographic concentration, the Company is not presently exposed to any significant market risks such as those attributable to fluctuations in interest rates, currency exchange rates, and commodity prices.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company did not file its 2004 Annual Report on Form 10-K until August 15, 2005 and it should be noted that as of June 30, 2005, the following was still applicable:

In connection with the audit of our financial statements for the year ended December 31, 2004 we determined based on consultations with our auditors, KPMG LLP, that as of December 31, 2004, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles due to material weaknesses in our internal controls.  There were three material weaknesses caused by (i) a lack of appropriate controls surrounding accounting for leases and landlord allowances; (ii) a lack of adequate and appropriately trained accounting staff; and (iii) a lack of an integrated financial system for recorded revenue transactions.  A material weakness is a significant deficiency or combination of significant deficiencies, that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  In addition, as reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2004, we became aware of three significant deficiencies in our internal controls over financial reporting that had not been previously identified.  A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affect the Company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.  There were three significant deficiencies which are summarized as follows: (i) lack of supporting detail and evidence of review regarding fixed asset additions; (ii) lack of evidence of review and/or authorization over financial reporting; and (iii) lack of supporting documentation regarding manual journal entries.  These internal control weaknesses led to several misstatements in our financial statements.  Accordingly, and as described in Notes 2 and 18 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004, all prior periods presented in this report have been corrected and restated.

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