Form 10-Q
period 2005-09-30
EQUINOX HOLDINGS INC
filed 2005-12-05
CIK 1131608

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

PART I.                 FINANCIAL INFORMATION

Item 1.                    Financial Statements

Equinox Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Thousands of dollars)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenue:
Membership revenue	$29,502	$24,653	$85,032	$70,315
Personal training revenue	9,722	7,288	29,545	22,649
Other revenue	4,745	4,231	15,004	13,034
Total revenue	43,969	36,172	129,581	105,998

Expenses:
Compensation and related	17,945	14,121	52,967	43,235
Rent and occupancy	6,379	5,161	18,650	15,048
General and administrative	9,970	7,352	27,273	24,135
Related-party management fees	200	210	625	614
Depreciation and amortization	4,184	3,277	11,893	9,732
Total operating expenses	38,678	30,121	111,408	92,764
Income from operations	5,291	6,051	18,173	13,234

Other income (expense):
Interest expense	(3,949)	(4,157)	(11,999)	(12,408)
Interest income	140	104	404	265
Other income (expense)	—	(231)	(12,309)	1,337
Total other expense	(3,809)	(4,284)	(23,904)	(10,806)
Income (loss) before provision for income taxes	1,482	1,767	(5,731)	2,428
Provision for income taxes	(759)	(796)	(3,250)	(1,093)
Minority interest	—	—	(24)	—
Net income (loss)	$723	$971	$(9,005)	$1,335

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Equinox Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Thousands of dollars)

	September 30,	December 31,
	2005	2004
	(UNAUDITED)
Assets
Current assets:
Cash and cash equivalents	$16,249	$27,506
Accounts receivable, net of allowance for doubtful accounts of $110 and $60, respectively	2,763	1,984
Due from affiliated entities	10	509
Deferred income taxes	10,773	10,774
Prepaid expenses and other current assets	12,173	8,502
Total current assets	41,968	49,275
Property and equipment, net of accumulated depreciation of $52,228 and $40,256, respectively	184,209	150,784
Goodwill, net	2,503	2,503
Deferred financing costs, net	5,438	6,457
Other assets	7,296	7,448
Total assets	$241,414	$216,467

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$19,333	$8,234
Deferred revenue	38,064	34,217
Current installments of long-term debt	622	852
Total current liabilities	58,019	43,303
Deferred revenue	816	619
Long-term debt	161,798	162,097
Deferred rent	39,101	32,667
Common stock put warrants	25,488	13,179
Due to founding shareholders	3,988	3,497
Deferred income taxes	1,569	1,569
Total long-term liabilities	232,760	213,628
Total liabilities	290,779	256,931
Commitments and contingencies (Note 7)
Minority interest	—	—
Shareholders’ deficit	(49,365)	(40,464)
Total liabilities and shareholders’ deficit	$241,414	$216,467

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Equinox Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Thousands of dollars)

(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net income (loss)	$(9,005)	$1,335
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,893	9,732
Amortization of deferred rent	358	1,006
Amortization of interest and deferred financing costs	1,510	1,402
Deferred income taxes	—	(1,284)
Change in the fair value of common stock put warrants	12,309	(1,335)
Other non-cash charges	73	(35)
Changes in operating assets and liabilities:
Accounts receivable	(829)	(735)
Due (to) from affiliated entities	—	(1,423)
Prepaid expenses and other current assets	(3,742)	642
Other assets	152	(36)
Accounts payable and accrued expenses	6,688	5,820
Deferred revenue	4,045	5,359
Net cash provided by operating activities	23,452	20,448

Cash flows from investing activities:
Purchases of property and equipment	(40,296)	(26,021)
Cash obtained from consolidation of Eclipse Development Corporation	805	—
Redemption of marketable securities	—	83
Net cash used in investing activities	(39,491)	(25,938)

Cash flows from financing activities:
Repayment of notes payable	(84)	(183)
Repayment of capital lease obligations	(379)	(1,060)
Proceeds from issuance of common stock	103	—
Payment of deferred financing costs	—	(659)
Deferred rent	5,011	3,499
(Increase) decrease in restricted cash, net	131	(376)
Net cash provided by financing activities	4,782	1,221
Net decrease in cash and cash equivalents	(11,257)	(4,269)
Cash and cash equivalents, beginning of period	27,506	42,709
Cash and cash equivalents, end of period	$16,249	$38,440

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Equinox Holdings, Inc. and Subsidiaries

Consolidated Statement of Shareholders’ Deficit

(In Thousands)

(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive
Activity	Shares	Amounts	Capital	Deficit	Income (loss)	Total

Balance, December 31, 2004	9,443	$94	$82,920	$(123,478)	$—	$(40,464)

Issuance of common stock	10	—	103	—	—	103

Net income (loss)		—	—	(9,005)	—	(9,005)
Comprehensive income (loss)		—	—	(9,005)	—	(9,005)

Balance, September 30, 2005	9,453	$94	$83,023	$(132,483)	$—	$(49,365)

See accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Equinox Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(UNAUDITED)

Note 1.                   Description of Business and Basis of Presentation

Description of business - Equinox (the “Company”) operates full-service fitness clubs that offer an integrated selection of Equinox-branded programs, services and products. At September 30, 2005, we operated twenty-eight fitness clubs: eighteen in the New York City metropolitan area, five in California, four in the Chicago area and one in Florida.  In addition, at September 30, 2005, we had seven new locations under development, consisting of four in California, and one in each of New York, New Jersey and Florida.

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

Basis of presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Company’s Management, the interim data includes all adjustments, including normal recurring accruals, necessary to fairly present the accompanying financial statements. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  The balance sheet at December 31, 2004 is from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  As described in Note 18 to the Consolidated Financial Statements in the Annual Report on Form 10-K, the condensed consolidated statement of income for the three and nine months ended September 30, 2004 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2004 have been restated.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  Effective January 1, 2005, the Company, as the primary beneficiary, consolidates the results of Eclipse Development Corporation (“Eclipse”), a variable interest entity, pursuant to the guidance of Financial Accounting Standards Board Interpretation No. 46(R), Consolidation of Variable Interest Entities.  Eclipse was formed for the sole purpose, and retains an exclusive service agreement with the Company, to provide site selection, acquisition, design, construction and maintenance services for Equinox clubs.  The Company funds all of the activities of Eclipse, which has no other source of revenue or funding.  For the three and nine months ended September 30, 2005 Eclipse had a net loss of $5,000 and $15,000, respectively.  Minority interest on the balance sheet is $0 as a result of the net year-to-date loss.  All significant inter-company accounts and transactions have been eliminated.

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

Closing of the transaction is expected to occur in January, 2006; however, there is no assurance that the proposed transaction with The Related Companies L.P. will be completed.  Upon closing of the transaction, the Company would be a subsidiary of The Related Companies L.P. (“Related”) Completion of the proposed transaction would result in a change of control of the Company, which would require the Company to notify holders of its 9% Senior Notes due 2009 of such change of control, and which would provide such note holders with the right to require the Company to purchase all or a portion of the outstanding notes at a purchase price equal to 101% of the principal amount of notes tendered, plus accrued and unpaid interest.  Under certain conditions, the Company may not be required to repurchase the notes if a third party makes a Change of Control Offer in accordance with the requirements set forth in the indenture. As part of Related’s proposed financing for the transaction, a Related entity will commence a cash tender offer to purchase Equinox’s outstanding 9% Senior Notes due 2009.

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

Note 3.                   Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires companies to report all changes in equity during a period, except those resulting from investments by owners and distributions to owners.  Comprehensive income is the total of net income and all other non-owner changes in equity (other comprehensive income) such as unrealized gains or losses on securities classified as available-for-sale.  Comprehensive income (loss) was $723,000 and $(9,005,000) for the three and nine months ended September 30, 2005, respectively, and $971,000 and $1,335,000 for the three and nine months ended September 30, 2004, respectively.

Note 4.                   Long-Term Debt

At September 30, 2005 and December 31, 2004, long-term debt includes the Company’s 9% Senior Notes due 2009 of $160,000,000 and other notes payable and capital lease obligations of $2,420,000 and $2,949,000, respectively.

Under the indenture for the Senior Notes Due 2009, the Company is required to deliver annual and quarterly financial information by the due dates prescribed by the rules of the

SEC. Under our Credit Agreement, the Company is required to deliver financial information within 90 days after the end of each fiscal year, quarterly information within 45 days after the end of each quarter and monthly information within 30 days of the end of each month.  Presently, there are no outstanding borrowings under the Credit Agreement.  We are in violation under our indenture for not providing financial information for the first, second and third quarters of 2005.  The filing of this Form 10-Q will cure the violation under the indenture with respect to these information delivery obligations for the third quarter of 2005.  The Company has either obtained a waiver for or cured the first, second and third quarter information delivery defaults under the Credit Agreement.

Note 5.                   Leases

The Company leases space under non-cancelable operating leases, for which initial terms expire at various dates through 2025.  The leases contain provisions for scheduled rent increases and, in some cases, contain provisions for contingent rentals based on a percentage of sales in excess of a stipulated amount.  During the first nine months of 2005, the Company entered into seven leases for real property associated with new clubs.  The accompanying condensed consolidated balance sheet at September 30, 2005 includes deferred rent obligations of $39,101,000, representing accumulated rent expense charged to operations from the inception of certain leases in excess of the required lease payments as well as cash incentives received from landlords which will offset future rent expense.  Minimum future rental obligations under non-cancelable operating leases at September 30, 2005 are as follows (amounts in thousands):

2005	$5,657
2006	25,264
2007	28,595
2008	29,334
2009	30,026
Thereafter	334,974
$453,850

Rent expense charged to operations amounted to $5,047,000 and $14,580,000 for the three and nine months ended September 30, 2005, respectively, and $4,197,000 and $12,506,000 for the three and nine months ended September 30, 2004, respectively.  Included in these amounts are $361,000 and $1,102,000  for the three and nine months ended September 30, 2005, respectively, and $308,000 and $1,524,000 for the three and nine months ended September 30, 2004, respectively of rent expense in excess of required lease payments in those periods.

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

Note 7.                   Commitments and Contingencies

Letters of Credit - At September 30, 2005 the Company had a total of approximately $6.2 million in letters of credit issued.

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

As a result of the adjustment to the valuation of the common stock put warrants, the Company expects to have a negative effective annual tax rate in 2005. Accordingly, the Company has provided for taxes during interim periods in 2005 based on its actual effective rate for the interim period, which was negative 57% for the nine months ended September 30, 2005. In 2004, taxes were provided in interim periods based on the estimated annual effective rate of 45%.  The effective tax rates used for 2005 differed from the Federal statutory rate principally due to state and local taxes, the adjustment of the value of the common stock put warrants as discussed in Note 6 and other non-deductible items.

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.  As described in Note 18 to the Consolidated Financial Statements in the Annual Report on Form 10-K, the condensed consolidated statements of income for the three and nine months ended September 30, 2004 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2004 have been restated.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts and classification of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.  This and certain other factors, including competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

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

Operating results

During the first three quarters of 2005, the Company focused on new club development, building revenue and improving the sales infrastructure through opening and operating nine new pre-sales offices.  We built and opened clubs in San Mateo, California, Mamaroneck, New York, South Beach, Florida and Chicago, Illinois during the first three quarters of 2005.  Membership increased to 85,305 members at 28 clubs at September 30, 2005 from 74,513 members at 22 clubs at September 30, 2004.  The increase in membership and an increase in average member spending on ancillary services resulted in a 22% increase in revenue to $129.6 million for the nine months ended September 30, 2005 as compared with $106.0 million in the prior year period.  Same store sales, for clubs open more than one year, grew 12% for the same period.

At September 30, 2005, we operated twenty-eight fitness clubs: eighteen in the New York City metropolitan area, five in California, four in the Chicago area and one in Florida.  Between September 30, 2004 and September 30, 2005, the Company opened six new clubs with the first two in December 2004 in San Francisco and Santa Monica, California, the second two during the second quarter of 2005 in San Mateo, California and Mamaroneck, New York and the third two in South Beach, Florida and near Chicago, Illinois.  In addition, the Company opened two clubs after September 30, 2005 through the filing of this report, including one in Palos Verdes, California in November 2005 and one in Westwood, California in December 2005.  At September 30, 2005, in addition to the post-September 2005 openings, seven new club locations were under development, two of which are scheduled to open in 2005 and five of which are scheduled to open in 2006.

When we open a new fitness club, our fixed costs increase, as do our variable costs to a lesser degree, but without the membership revenue base of a mature fitness club. Based on our experience, as a new fitness club increases its membership base, fixed costs are spread over an increasing revenue base and its club contribution (operating income before depreciation and other non-cash expenses) tends to improve.  By the end of the first full year of operation, a fitness club has typically achieved modest club contribution. By the end of the second full year of operation, a fitness club has typically generated significantly better club contribution as the member base grows with minimal incremental fixed operating costs.  By the end of the fourth full year of operation, a typical fitness club has matured, with memberships at or near capacity. The following table summarizes our 28 operating club locations as of September 30, 2005 and their respective months of operations:

			Months of Operations
			Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
Club Name	City and State	Date Opened	2005	2004	2005	2004	Cumulative

Equinox 76th Street, Inc.	New York, NY	September 23, 1991	3	3	9	9	168
Broadway Equinox, Inc.	New York, NY	November 27, 1993	3	3	9	9	142
Equinox 92nd Street, Inc.	New York, NY	November 8, 1995	3	3	9	9	119
Equinox 85th Street, Inc.	New York, NY	August 27, 1996	3	3	9	9	109
Equinox 63rd Street, Inc.	New York, NY	December 11, 1997	3	3	9	9	93
Equinox White Plains Road, Inc.	New York, NY	April 8, 1999	3	3	9	9	78
Equinox 54th Street, Inc.	New York, NY	May 3, 1999	3	3	9	9	77
Equinox 50th Street, Inc.	New York, NY	February 3, 2000	3	3	9	9	68
Equinox 43rd Street, Inc.	New York, NY	March 9, 2000	3	3	9	9	67
Equinox Wall Street, Inc.	New York, NY	November 30, 2000	3	3	9	9	58
Equinox 44th Street, Inc.	New York, NY	December 23, 2000	3	3	9	9	57
Equinox Pasadena, Inc.	Pasadena, CA	November 28, 2001	3	3	9	9	46
Equinox Greenwich Avenue, Inc.	New York, NY	December 30, 2001	3	3	9	9	45
Equinox Darien, Inc.	Darien, CT	December 12, 2002	3	3	9	9	33
Equinox Lincoln Park, Inc.	Chicago, IL	December 30, 2002	3	3	9	9	33
Equinox Tribeca, Inc.	New York, NY	March 22, 2003	3	3	9	9	30
Equinox Woodbury, Inc.	Woodbury, NY	April 1, 2003	3	3	9	9	30
Equinox West Hollywood, Inc.	Los Angeles, CA	July 2, 2003	3	3	9	9	27
Equinox Gold Coast, Inc.	Chicago, IL	December 24, 2003	3	3	9	9	21
Equinox Highland Park, Inc.	Chicago, IL	January 29, 2004	3	3	9	8	20
Equinox Columbus Centre, Inc.	New York, NY	January 31, 2004	3	3	9	8	20
Equinox Roslyn, Inc.	Roslyn, NY	June 22, 2004	3	3	9	3	15
Equinox Pine Street, Inc.	San Francisco, CA	December 23, 2004	3	—	9	—	9
Equinox Fitness Santa Monica, Inc.	Santa Monica, CA	December 29, 2004	3	—	9	—	9
Equinox Fitness San Mateo, Inc.	San Mateo, CA	April 7, 2005	3	—	6	—	6
Equinox Mamaroneck, Inc.	Mamaroneck, NY	May 19, 2005	3	—	4	—	4
Equinox South Beach, Inc.	South Beach, FLA	September 15, 2005	—	—	—	—	—
Equinox Monroe Street, Inc.	Chicago, IL	September 29, 2005	—	—	—	—	—
			78	66	226	190	1,384

The following table provides data regarding our results of operations as a percentage of revenue for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2005		2004		Variance	2005		2004		Variance
			(Restated)					(Restated)

Membership revenue	$29,502	67.1%	$24,653	68.2%	+20%	$85,032	65.6%	$70,315	66.3%	+21%
Personal training revenue	9,722	22.1%	7,288	20.1%	+33%	29,545	22.8%	22,649	21.4%	+30%
Other revenue	4,745	10.8%	4,231	11.7%	+12%	15,004	11.6%	13,034	12.3%	+15%
Total revenue	43,969	100.0%	36,172	100.0%	+22%	129,581	100.0%	105,998	100.0%	+22%

Compensation and related expenses	17,945	40.8%	14,121	39.0%	+27%	52,967	40.9%	43,235	40.8%	+23%
Rent and occupancy	6,379	14.5%	5,161	14.3%	+24%	18,650	14.4%	15,048	14.2%	+24%
General and administrative	9,970	22.7%	7,352	20.3%	+36%	27,273	21.0%	24,135	22.8%	+13%
Depreciation and amortization	4,184	9.5%	3,277	9.1%	+28%	11,893	9.2%	9,732	9.2%	+22%
Other	200	0.5%	210	0.6%	-5%	625	0.5%	614	0.6%	+2%
Total operating expenses	38,678	88.0%	30,121	83.3%	+28%	111,408	86.0%	92,764	87.5%	+20%
Income from operations	5,291	12.0%	6,051	16.7%	-13%	18,173	14.0%	13,234	12.5%	+37%

Interest expense, net	(3,809)	-8.7%	(4,053)	-11.2%	-6%	(11,595)	-8.9%	(12,143)	-11.5%	-5%
Other expense	—	0.0%	(231)	-0.6%	-100%	(12,309)	-9.5%	1,337	1.3%	NM
Income (loss) before provision for income taxes	1,482	3.4%	1,767	4.9%	-16%	(5,731)	-4.4%	2,428	2.3%	NM
Provision for income taxes	(759)	-1.7%	(796)	-2.2%	-5%	(3,250)	-2.5%	(1,093)	-1.0%	NM
Minority interest	—	0.0%	—	0.0%		(24)	0.0%	—	0.0%
Net income (loss)	$723	1.6%	$971	2.7%	-26%	$(9,005)	-6.9%	$1,335	1.3%	NM

Number of operating clubs at end of period	28		22			28		22
Members at end of period	85,305		74,513			85,305		74,513
Average revenue per member	2,114		1,949			2,127		1,931
Same club sales growth	12%		10%			12%		12%

NM – Not Meaningful

Three months ended September 30, 2005 as compared with the three months ended September 30, 2004

Revenue – Total revenue for the three months ended September 30, 2005 increased by $7,797,000, (22%), to $43,969,000 as compared with $36,172,000 in the prior year period.  This increase included $3,847,000 generated by new clubs opened from June 2004 through September 2005, $2,075,000 from clubs opened from January 2003 through May 2004 and the balance generated by mature clubs.

The $4,849,000, or 20%, improvement in membership revenue was primarily due to an increase in membership from 74,513 to 85,305, normal and strategic price increases and strict enforcement of membership freeze and cancellation policies.  Revenue was also impacted by a $2,434,000, or 33%, increase in Personal Training services delivered to members.

Compensation and related –  Compensation and related expense increased $3,824,000, or 27%, to $17,945,000 in the third quarter of 2005 as compared with $14,121,000 in the third quarter of 2004 primarily due to an increase in employees to approximately 3,400 at September 30, 2005 from approximately 2,600 at September 30, 2004 as a result of new club openings since September 30, 2004.  As a percentage of revenue, compensation and related expense increased to 40.8% for the three month period ended September 30, 2005 as compared with 39.0% in the prior year period.

Rent and occupancy – Rent and occupancy expense increased $1,218,000, or 24%, to $6,379,000 in the third quarter 2005 as compared with $5,161,000 in the third quarter 2004 primarily due to the opening of six new clubs subsequent to September 30, 2004.  As a percentage of revenue, rent and occupancy expense increased slightly to 14.5% from 14.3%.

General and administrative – General and administrative expense was $9,970,000 in the third quarter of 2005 as compared with $7,352,000 in the third quarter of 2004.  The $2,618,000, or 36%, increase in costs was primarily due to increases in professional fees for compliance with the Sarbanes-Oxley Act and financial statement preparation of $727,000, sales and marketing expenses of $445,000, and club operating costs of $733,000.  The increase in sales and marketing costs was attributable to higher spending on public relations and special events as well as direct mailing activity.  The increase in club operating costs was a direct result of the increase in the number of operating clubs.

Depreciation and amortization – Depreciation and amortization expense increased $907,000, or 28%, to $4,184,000 in the third quarter of 2005 from $3,277,000 in the prior year period primarily due to the impact of capital additions for new clubs opened since September 30, 2004.

Other operating expenses – Other operating expenses include related party management fees and expenses of $200,000 in the third quarter of 2005 as compared with $210,000 in the third quarter of 2004.  Annual management fees are $800,000 plus expenses according to contractual arrangements for 2005 and 2004.

Interest expense, net – Interest expense, net of interest income decreased $244,000, or 6%, to $3,809,000 in the third quarter of 2005 from $4,053,000 in the third quarter of 2004 primarily due to higher interest capitalization and lower borrowings in the prior year period.

Other expense – Other expense for the three months ended September 30, 2004 included $231,000 related to the mark-to-market adjustment of the common stock put warrants as compared with no adjustment for the three months ended September 30, 2005 since fair market value did not change between June 30, 2005 and September 30, 2005.

Provision for income taxes – As a result of the adjustment to the valuation of the common stock put warrants, the Company expects to have a negative effective annual tax rate in 2005.  Accordingly, the Company has provided for taxes during interim periods in 2005 based on its actual effective rate for the interim period, which resulted in a tax provision of 51% for the three months ended September 30, 2005.  In 2004, taxes were provided in interim periods based on the estimated annual effective rate of 45%.  The effective tax rates used for 2005 differed from the Federal statutory rate principally due to state and local taxes, the adjustment of the value of the common stock put warrants as discussed in Note 6 and other non-duductible items.

Nine months ended September 30, 2005 as compared with the nine months ended September 30, 2004

Revenue – Total revenue increased $23,583,000, or 22%, to $129,581,000 in the first nine months of 2005 as compared with $105,998,000 in the first nine months of 2004.  This increase included $10,147,000 generated by new clubs opened from June 2004 through September 2005, $8,281,000 from clubs opened from January 2003 through May 2004 and the balance generated by mature clubs.  The $14,717,000, or 21%, improvement in membership revenue was primarily due to an increase in membership from 74,513 to 85,305, normal and strategic price increases and strict enforcement of membership freeze and cancellation policies.  The change in total revenue included a $6,896,000, or 30%, increase in Personal Training services delivered to members.

Compensation and related – Compensation and related expense increased $9,732,000, or 23%, to $52,967,000 in the first nine months of 2005 as compared with $43,235,000 in the first nine months of 2004 primarily due to an increase in employees to approximately 3,400 at September 30, 2005 from approximately 2,600 at September 30, 2004 as a result of new club openings since September 30, 2004 and anticipated fourth quarter 2005 openings.  As a percentage of revenue, compensation and related expense decreased to 40.9% from 40.8% in the prior year period.

Rent and occupancy – Rent and occupancy expense increased $3,602,000, or 24%, to $18,650,000 in the first nine months of 2005 as compared with $15,048,000 in the first nine months of 2004 primarily due to increased rent and other occupancy charges related to the opening of new clubs since September 30, 2004.  As a percentage of revenue, rent and occupancy expense increased slightly to 14.4% from 14.2%.

General and administrative – General and administrative expense was $27,273,000 in the first nine months of 2005 as compared with $24,135,000 in the first nine months of 2004.  The $3,138,000, or 13%, increase in costs was primarily due to due to increased club operating costs, professional fees for compliance with the Sarbanes-Oxley Act and financial statement preparation, and increased sales and marketing costs related to higher spending on public relations and special events.  The increase in club operating costs was a direct result of the increase in the number of new club openings since September 30, 2004.

Depreciation and amortization – Depreciation and amortization expense increased $2,161,000, or 22%, to $11,893,000 in the first nine months of 2005 as compared with $9,732,000 in the prior year period primarily due to the impact of new club openings since September 30, 2004.

Other operating expenses – Other operating expenses include related party management fees and expenses of $625,000 in the first nine months of 2005 as compared with $614,000 in the first nine months of 2004.  Annual management fees are $800,000 plus expenses according to contractual arrangements for 2005 and 2004.

Interest expense, net – Interest expense, net of interest income decreased $548,000, or 5%, to $11,595,000 in the first nine months of 2005 as compared with $12,143,000 in the first nine months of 2004 primarily due to higher interest capitalization and lower borrowings in the prior year period.

Other expense – Other expense in the first nine months of 2005 included a charge of $12,309,000 as compared with a benefit of $1,337,000 in the first nine months of 2004 related to the mark-to-market adjustment of the common stock put warrants, as discussed in Note 6.

Provision for income taxes – As a result of the adjustment to the valuation of the common stock put warrants, the Company expects to have a negative effective annual tax rate in 2005.  Accordingly, the Company has provided for taxes during interim periods in 2005 based on its actual effective rate for the interim period, which was negative 57% for the nine months ended September 30, 2005.  In 2004, taxes were provided in interim periods based on the estimated annual effective rate of 45%.  The effective tax rates used for 2005 differed from the Federal statutory rate principally due to state and local taxes, the adjustment of the value of the common stock put warrants as discussed in Note 6 and other non-duductible items.

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

Operating activities – Net cash provided by operating activities was $23,452,000 for the nine months ended September 30, 2005, as compared with $20,448,000 for the prior year period as a result of increased club contribution margin from existing clubs and new club openings.

Investing activities – Net cash used in investing activities was $39,491,000 for the nine months ended September 30, 2005 as compared with $25,938,000 for the prior year period.  Increases in capital spending of over $14 million as compared with the prior year period were partially offset by the $805,000 cash included from the consolidation of Eclipse.

As of September 30, 2005, the Company expected to open eight new clubs in 2005 and five new clubs in the first three quarters of 2006. Six of the projected 2005 club openings have opened as of the filing of this report including two subsequent to September 30, 2005. Management estimates that approximately $22 million of additional capital expenditures for new clubs has been or will be made in the last quarter of 2005. Management plans to fund these expansion efforts with cash on hand and cash generated by operations. The Company’s Credit Agreement limits the total amount of capital expenditures for 2005 to approximately $77,000,000. In the first three quarters of 2005, the Company incurred approximately $33.4 million for capital expenditures.

Financing activities – Net cash provided by financing activities increased $3,561,000 to $4,782,000 for the nine months ended September 30, 2005 as compared with $1,221,000 in the prior year period.  This change is primarily attributable to an increase of $1,512,000 in cash receipts accounted for as deferred rent obligations in the current period, a decrease in repayments of capital lease obligations of $681,000, and a decrease in restricted cash of $507,000 as compared with the prior period.  Additionally, the prior year period includes payments for deferred financing costs of $659,000, which did not recur in 2005.

Under the Indenture for our Senior Notes Due 2009, the Company is required to deliver annual and quarterly financial information by the due dates prescribed by the rules of the SEC. Under our Credit Agreement, the Company is required to deliver financial information within 90 days after the end of each fiscal year, quarterly information within 45 days after the end of each quarter and monthly information within 30 days of the end of each month.  Presently, there are no outstanding borrowings under the Credit Agreement.  We are in violation under our indenture for not providing financial information for the first, second and third quarters of 2005.  The filing of this Form 10-Q will cure the violation under the Indenture with respect to these information delivery obligations for the third quarter of 2005.  The Company has either obtained a waiver for or cured the first, second and third quarter violations under the Credit Agreement and has not received a notice of default under the Indenture.

As long as borrowings are outstanding, the Credit Agreement requires certain covenant restrictions including:

•      Limitations on annual capital expenditure amounts ($77,000,000 for 2005 including a $17 million carryover from 2004)

•      A minimum interest coverage ratio (2.05 to 1 for 2005)

•      A maximum total debt to EBITDA* ratio (4.50 to 1 for 2005)

•      A maximum senior debt (defined as secured and unsubordinated debt, thus excluding the Senior Notes due 2009) to EBITDA ratio (1.0 to 1 for 2005)

•      EBITDA is not defined by Generally Accepted Accounting Principles (GAAP) and, therefore, may not be comparable to similar definitions used by other companies.  The Company believes that this definition is significant to investors because it is a key component in the determination of compliance with our covenants.  The Company defines EBITDA as net income for the last twelve months excluding related: interest expense, net of interest income, provision for income taxes, depreciation and amortization, management fees and expenses paid to our principal shareholders and other non-cash charges as outlined in the Credit Agreement.  Investors should be aware that EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operations, or other consolidated income or cash flow data prepared in accordance with GAAP.

As of September 30, 2005, the Company was in compliance with each of these covenants.  However, there were no borrowings under the Credit Agreement and, therefore, the Company was not required to comply with these covenants.

Outlook

Equinox has opened or plans to open a total of eight new clubs during 2005, including its first club in Florida, as follows (dates for new openings are subject to change):

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

•      Palo Alto, California – First half of 2006

•      Brooklyn, New York – Second half of 2006

•      SoHo, New York – Second half of 2006

•      Englewood Cliffs, New Jersey – Second half of 2006

The Company estimates that capital requirements in 2005 for unopened clubs as of September 30, 2005 will be approximately $13 million for future 2005 openings and $7 million for the clubs to be opened in 2006.  As of September 30, 2005, capital expenditures include approximately $9 million pertaining to unopened clubs.  The source of funding has been or will be obtained from cash on hand and cash generated by operations.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company did not file its 2004 Annual Report on Form 10-K until August 15, 2005 and it should be noted that as of September 30, 2005, the following was still applicable:

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